Form 10-K
period 2023-12-31
YOUNEEQAI TECHNICAL SERVICES, INC.
filed 2024-04-09
CIK 1976923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023

or

❒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________to _____________

333-271798

Commission file number

YOUNEEQAI TECHNICAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

NEVADA	47-3905532
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2700 YOUNGFIELD ST., SUITE 280 LAKEWOOD, CO	80215
(Address of principal executive offices)	(Zip Code)

(250) 216-4275

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act: None

Title of each Class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act: None

_______________________

Title of each class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes   ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes   ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes   ☒ No

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).

The aggregate market value of our common shares of voting stock held by non-affiliates of our Company at June 30, 2023, computed by reference to the price at which the common equity was last sold ($0.26), as of the last business day of the registrant’s most recently completed second quarter (June 30, 2023), was $2,296,263.

As of April 2, 2024, there were approximately 103,613,933 common shares, $0.001 par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

None.

PART I

FORWARD LOOKING STATEMENTS

This Form 10-K contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for our future operations. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” and the risks set out below, any of which may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

·	the uncertainty of profitability based upon our history of losses;

·	risks related to failure to obtain adequate financing on a timely basis and on acceptable terms to continue as going concern;

·	risks related to our operations; and

·	other risks and uncertainties related to our business plan and business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully, and readers should not place undue reliance on our forward-looking statements. Forward looking statements are made based on management’s beliefs, estimates and opinions on the date the statements are made, and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. All references to “common stock” refer to the common shares in our capital stock.

ITEM 1. BUSINESS.

GENERAL

The following is a summary of some of the information contained in this document. Unless the context requires otherwise, references in this document to “our Company,” “us,” “we,” “our,” “YouneeqAI,” “Youneeq,” or the “Company” are to YouneeqAI Technical Services, Inc.

DESCRIPTION OF BUSINESS

YouneeqAI Technical Services, Inc. is a software-as-a-service (SaaS)-based company. It has entered into an exclusive License Agreement (attached hereto as Exhibits 10.1, 10.2, and 10.3) with Digital Cavalier Technology Services Inc., who developed, owns and licenses the cookieless personalization solution to YouneeqAI. The software is easily deployable across multiple cloud hosting platforms, currently utilizes Amazon Web Services (AWS) cloud services, and delivers at scale. The License Agreement was originally negotiated at arm’s length between the parties with former members of management. YouneeqAI (American Hemp Ventures, Inc. at the time) was unaffiliated with Digital Cavalier Technology Services Inc. when the License Agreement was negotiated and had no common management. Subsequent amendments were negotiated when the parties shared Murray Galbraith and James Romano in leadership roles; Mark Spoone remained and remains unaffiliated with Digital Cavalier.

YouneeqAI relies entirely on its License Agreement with Digital Cavalier Technology Services Inc.

Our executive offices are located at 2700 Youngfield St., Suite 280, Lakewood, CO 80215 and the telephone number is (303) 918-7595. We maintain a website at www.youneeqai.com, and such website is not incorporated into or a part of this filing.

HISTORY

The Company was founded as a Nevada corporation in 2007 as Ocean Energy, Inc. The business was formed for the purpose of producing and distributing Ocean Power Converters (OPC) supplying seashore consumers. This innovative, patent-pending technology was the result of 15 years of development of the Wincrants rotor. Nine prototypes of OPC were manufactured and tested, one of which was installed and tested in the city of Suva, Fiji Islands, by the University of the South Pacific. This venture failed.

In a reverse merger the Company then acquired a People’s Republic of China (the “PRC”) based cement producer in accordance with a Share Exchange Agreement dated February 21, 2011 (“2011 Exchange Agreement”) made by and among Sino Cement, Inc., (“Sino”) a Nevada corporation, Valentyna Stupenko, Tiger Fair Limited (“Tiger Fair”), a Hong Kong corporation and King Harbour International Limited (“King Harbour”), a company incorporated in the British Virgin Islands. King Harbour was incorporated in the British Virgin Islands on January 2, 2009. Tiger Fair was incorporated in the Hong Kong on March 30, 2009. Tiger Fair was a wholly-owned subsidiary of King Harbour. King Harbour, through Tiger Fair directly controlled Shaanxi Shehui Cement Co., Ltd. (“Shehui Cement”), a cement producer in the PRC. The close of the 2011 Share Exchange transaction took place on February 21, 2011. On that date, pursuant to the terms of the 2011 Exchange Agreement, Sino acquired all of the outstanding capital stock and ownership interests of Tiger Fair Limited from King Harbour and they transferred and contributed all of their interests to us. In exchange, Sino issued to the Tiger Fair shareholders 14,250,000 shares of our common stock. Shehui Cement was incorporated in the PRC on January 17, 2001. Shehui Cement was the Chinese operating company subsidiary and was in the business of producing cement in Shaanxi province in the PRC, and was used primarily in the construction of infrastructure projects such as highways, bridges, railways and roads, as well as residential buildings. Shehui Cement was a wholly owned subsidiary. Concurrently, the name of Sino was changed to Nevis Capital Corporation of Tiger Fair. This business failed and the Company was abandoned.

ASC Biosciences, Inc. (“ASC”) acquired Nevis Capital Corporation (“Nevis”) by Order of the Second District Court of Nevada on February 27, 2017. ASC was awarded a controlling stock ownership of Nevis.

The court appointed a receiver during the period from June 16, 2016 through February 27, 2017. All assets and liabilities of Nevis were disposed of by the receivers of or liquidated for the benefit of the company’s creditors in the ensuing month prior to the date of acquisitions by ASC.

After the date of ASC’s acquisition, the name of the company was changed to ASC Biosciences, Inc., and a reverse split of the common stock was effected replacing each 2000 shares of stock with 1 share of new common stock. This venture for the company failed in 2018.

Effective as of December 27, 2018, ASC Biosciences, Inc. acquired H.E.M.P Group LLC, a Colorado limited liability company doing business as H.E.M.P. Consulting Group LLC (“HEMP Consulting”), and LTC Farms LLC, a Colorado limited liability company (“LTC Farms,” together with HEMP Consulting collectively the “Target Companies” by an Agreement for Share Exchange (the “2018 Share Exchange Agreement”), pursuant to which the following would occur: (i) The Company would acquire all of the outstanding membership interests in the Target Companies and the Target Companies would become the wholly owned subsidiaries of the Company (the “2018 Share Exchange”); (ii) The Target Companies would pay the Company or its assignees $183,333.00; (iii) The Company would issue the owners of the Target Companies (the “2018 New Shareholders”) 13,944,792 shares of Company common stock; (iv) An equivalent number of outstanding shares of Company common stock (13,944,792 shares) would be cancelled; (v) The Company’s officers and directors prior to closing would resign; and (vi) Designees of the Target Companies would be appointed as officers and directors of the Company. Effective as of December 28, 2018, (i) the 2018 Share Exchange closed; (ii) the Target Companies became wholly owned subsidiaries of Company; (iii) Neville Pearson, Howard Letovsky and C.W. Gilluly resigned as officers and directors of the Company; (iv) S. Mark Spoone was appointed as President, CEO and a director the Company, John Yoo Lee was appointed as a director of the Company, Jiun Haw Chang was appointed as a director the Company, and Neville Pearson was appointed as interim CFO of the Company; and (v) the cash consideration was paid by the Target Companies to the Company and distributed as follows: $25,000 was paid to Neville Pearson, $16,666.67 was paid to C.W. Gilluly, $16,666.67 was paid to Financial Logistics LLC, and $125,000 was paid to Mac Feegle Holdings, Inc. On or about January 4, 2019, the canceled shares were canceled, and the Company issued the Shares to the following shareholders as follows: 6,135,708 were issued to John Yoo Lee, 6,135,708 shares were issued to Jiun Haw Chang, and 1,673,376 shares were issued to S. Mark Spoone. Accordingly, immediately prior the 2018 Share Exchange, approximately 16,061,560 shares of Company common stock were considered outstanding, and immediately following the 2018 Share Exchange, approximately 16,061,560 shares of Company common stock were still considered outstanding. The Company’s mission was to become a broadly integrated “seed-to-sale” hemp operation that starts on the farm and delivers to the tabletop.

The name was changed to American Hemp Ventures, Inc. on January 15, 2019.

On March 25, 2021, the Company entered into assignment agreements to transfer its ownership in Hemp Group, LTC Farms, and AMHV Wellness to an entity controlled by the officers and directors of the Company. On September 1, 2021, the Company and the counterparties entered into rescission agreements rescinding the original assignment agreements ab initio, effective as of March 25,

2021. On March 25, 2021, the Company entered into a Non-Exclusive Patent License Agreement (the “2021 License Agreement”) with Alpha Modus, Corp. (“Alpha Modus”). The Agreement provided for the Company to license for use certain patents and patent applications held by Alpha Modus for commercialization, and the Company agreed to issue 78,390,770 shares of its restricted common stock as an initial royalty payment to Alpha Modus. On July 14, 2021, the 2021 License Agreement was rescinded by the parties, and as part of the recission, the 78,390,770 shares issued to Alpha Modus were returned to Company and were canceled.

The Company was delinquent in its Nevada filings several times in each instance it reinstated in Nevada by filing the required documents.

On February 11, 2022, the Company approved the Acquisition Agreement and License Agreement (with an effective date of February 9, 2022) for the issuance of 30,000,000 common shares to Digital Cavalier Technology Services, Inc., a Canadian corporation (Agreement attached hereto as Exhibit 10.1). After this was presented to the accountants, they determined that there were valuation and accounting issues with this arrangement and after research and consultations, determined that issuance of Preferred stock was a better alternative. Accordingly, on May 4, 2022, the parties to the License Agreement adopted an amendment to the equity arrangement under the License Agreement and the Acquisition Agreement which provided for the issuance of 3,000 shares of Series A Preferred Stock, instead of 30,000,000 shares of common stock (attached hereto as Exhibit 10.2). After that had been agreed, upon review of the Series A preferred Certificate of Designation it was discovered that it only authorized 1,000 shares of Series A and did not contain the ratio of conversion rights which had been agreed to between the parties in the May 4, 2022 amendment. So, during the next several months, the parties negotiated and drafted an Amended and Restated Certificate of Designation for the Series A preferred shares which was recorded with the Secretary of State in Nevada in August 2022 (Certificate of Designation attached hereto as Exhibit 4.1). The parties extended the License Agreement by amendment on February 6, 2023 for an additional twenty four (24) months (attached hereto as Exhibit 10.3) and modified the reasons for cancellation prior to expiration to (i) remove cancellation for not meeting the deadline for the previously suggested merger between Digital Cavalier Technology Services Inc. and YouneeqAI, and to (ii) replace it with a cancellation for failure to commercialize the IP and technology within 24 months after the effective date of a successful registration statement.

The Acquisition Agreement and License Agreement with Digital Cavalier Technology Services, Inc. (“Digital”) allows for the Company to license, market and sell the technology of Digital Cavalier Technology Services, Inc. Digital Cavalier Technology Services, Inc. is licensing its AI Personalization engine software as a service (SaaS) products and services, for e-commerce, content marketing, digital publishing, and other industries where a relevant customer experience is necessary. Our CEO and director, Murray Galbraith, was an officer, director, and control party of Digital Cavalier Technology Services, Inc. at the time of negotiation of the contract with YouneeqAI Technical Services, Inc. The fact that Murray Galbraith is now our CEO and a director and a control party of YouneeqAI Technical Services, Inc. and also is CEO and director of Digital creates an immediate conflict of interest in the making of any decisions on behalf of either company relating to the relationships between the two companies.

YouneeqAI relies entirely on its License Agreement with Digital Cavalier Technology Services Inc., which was negotiated at arm’s length between the parties. YouneeqAI Technical Services, Inc. (American Hemp Ventures, Inc. at the time) was unaffiliated with Digital Cavalier Technology Services Inc. when the License Agreement was negotiated and had no common management at that time, however, now Murray Galbraith is CEO and director and a control party of YouneeqAI Technical Services, Inc. as well as Digital which creates an immediate conflict of interest in the making of any decisions on behalf of either company relating to the relationships between the two companies.

The Company changed its name to YouneeqAI Technical Services, Inc. effective October 15, 2022.

On June 16, 2023, the Board of Directors voted to amend the bylaws of the Corporation to clarify that the designation of the Eighth Judicial District Court of Clark County, Nevada as the exclusive forum will not apply in certain circumstances, including actions where another court has exclusive jurisdiction, and to opt out of certain default provisions in Nevada regarding Dissenter’s Voting Rights (NRS 78.378-3793, inclusive) and Combinations with Interested Stockholder (NRS 28.411-444, inclusive). The Amended and Restated Bylaws are attached hereto as Exhibit 3(ii).7.

Our exclusive forum provision is not intended to apply to actions arising under the Securities Act of 1933 or the Securities Exchange Act of 1934. If the “exclusive forum” clause were to be asserted by the Company, it is doubtful that any Court would apply it to Securities Act or Exchange Act claims and require the matter to be tried in the exclusive forum specified. It should be noted that investors/shareholders cannot waive compliance with Federal Securities Laws and Rules and Regulations thereunder. It also should be noted that Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suites brought to enforce any duty or liability created by the Securities Act or the Rules and Regulations thereunder. Our Company intends to inform investors in future filings that the “exclusive forum” provision does not apply to any actions arising under the Securities Act or the Exchange Act. In the interim, the Company has deleted the clause from its Bylaws as of November 7, 2023.

CURRENT BUSINESS

Our current business relies exclusively on the license with Digital Cavalier Technology Services, Inc., as our previous lines of business are no longer part of the Company.

AI Based Technology Overview

YouneeqAI Technical Services, Inc. is a SaaS-based company. It has entered into an exclusive License Agreement with Digital Cavalier Technology Services Inc., who developed, owns and licenses a cookieless personalization solution that is easily deployable across multiple cloud hosting platforms, currently utilizes Amazon Web Services (AWS) cloud services, and delivers at scale. This cookieless artificial intelligence (AI) based ecommerce product customization and recommendation platform automatically improves the customer experience without the need for CRM data, complex journeys, or even cookies. As privacy and data protection is leading to less cookies and visitor tracking, the marketing audience of ecommerce sites may become anonymous. This AI technology attempts to solve this problem with AI-powered ecommerce personalization and recommendations for Shopify and other platforms. It is able to scale to the needs of high-traffic websites, such as e-commerce and online media, as well as captures and analyzes both website visitor behavior historically and in real-time.

Digital Cavalier Technologies Services Inc. developed, owns and licenses its AI product to YouneeqAI under the exclusive License Agreement. Digital Cavalier Technology Services Inc. is responsible for developing all functionalities of the software, as well as conducting on-going maintenance of and upgrades to the software. YouneeqAI’s proposed business plan is completely reliant on Digital Cavalier Technology Services Inc.’s ability to continue to provide the AI technology to the Company under the terms and conditions of the License Agreement. The AI technology is not reliant on any third-party API’s or data providers, and, instead, has its own proprietary algorithms and methods for collecting and analyzing data. Any failure of the AI Technology or the failure by Digital Cavalier Technology Services Inc. to provide the software as outlined in the License Agreement would leave the Company without the vital component of our business and could lead to the cessation of our services to customers.

YouneeqAI uses machine learning algorithms to track user behavior on a website. The AI technology aggregates profiles and other related behavioral data, such as time on site, pages selected, and items selected, while continuously scanning and analyzing website content, including e-commerce products, offers, media, and search history. This data can be collected without the use of cookies and doesn't contain any personal information (PII). This data is then compared to other site visitor behavior and the machine learning algorithms infer what a person's next steps are. Then recommendations are presented to the site visitor. It utilizes proprietary machine learning algorithms to provide both content and product personalization and recommendations, thereby delivering real-time personalization and unique user experiences, thus giving its customers actionable, real-time insights to drive engagement and personalization, either through a modular dashboard or as part of a customer-managed user interface.

Over four years have gone into the development, testing, and proof of concept of the platform. This AI technology has worked on hundreds of content and e-commerce websites to develop and train sophisticated algorithms.

In addition, it incorporates the needs of customers to comply with global consumer protection laws such as GDPR and CCPA.

Cookieless

Third party cookies are being phased out by Google and other web-browsers, opening new market opportunities. This AI technology is one of the few cookieless AI personalization engines in the market today.

Digital marketers have come to rely on cookies to target consumers with relevant web-based advertisements. The lack of cookie-based tracking and less clarity surrounding online consumer behaviors will make it more difficult to validate digital marketing campaign effectiveness. This AI technology brings more clarity to consumer behaviors and increases campaign effectiveness through its cookieless approach.

The loss of third-party cookie data makes it more difficult to deliver relevant offers to consumers based on their current interests or intentions. The AI technology will deliver effective, relevant offers to consumers. Digital Cavalier Technology Services Inc. has been operating cookieless AI technologies since 2014, providing years of experience for our cold start algorithms to build intelligence when it comes to cookieless personalization.

Solving the Anonymous Gap

On average, 95-97% of website visitors are anonymous in that they are unknown to the website owner, making anonymous visitors the biggest digital marketing audience. However, often the majority of budget and resources are focused on user acquisition and known visitors. Anonymous visitors make it difficult to provide the right product suggestions and to personalize the buying experience. YouneeqAI focuses on converting anonymous users to known users. User engagement is a critical indicator of customer experience (“CX”) and the single biggest driver of conversions and revenue.

YouneeqAI’s recommendations are specific to each user and include product suggestions, product ads, and educational videos to help customers buy what they want.

Retail Overview

YouneeqAI will help retailers to better engage their customers both online and in the store. YouneeqAI uses our proprietary Artificial Intelligence (AI) engine to deliver personalized audio and video content online and in the store to educate customers about products and help them quickly find the products they want. YouneeqAI can be installed as a stand-alone solution or integrated with the retailers’ e-commerce and point-of-sale system to deliver personalized product details while customers are shopping online or in the store, with the intention that the personalized information will increase sales for retailers and for the brands they sell.

YouneeqAI extends the use of the AI engine to the in-store experience in a totally unique way. The YouneeqAI solution includes live streaming of music, audio ads, audio messaging as well as video ads and messaging.

YouneeqAI in the store

As customers check in at the store to either pick up their online purchase or to buy in the store, the YouneeqAI engine uses the customer’s personal demographic data, along with any information already stored in the store’s point-of-sale system (POS) to further refine the product suggestions, provide product education and promotional data.

In the store, YouneeqAI can easily play music, display images, videos, slideshows, URLs, social media, and more on any number of screens or speakers. With easy plug and play installation, YouneeqAI can be installed in the store quickly. The clients have real-time control to implement YouneeqAI on any digital signage, any time by uploading or linking content, dragging it into a desired playback order, and easily setting content durations and expiration dates. The YouneeqAI Dashboard puts clients in control where they can centrally manage and monitor all aspects of digital signage in real-time, from anywhere in the world, and where they can instantly create, preview, and publish content to any number of screens and locations.

Scheduling & Automation

YouneeqAI enables clients to play the right content, on the right screen, at the right time by easily scheduling by the time of day, day of the week, and date range, and by using smart orientation control to ensure content is oriented and displaying properly on the device. Offering centralized control, YouneeqAI can instantly deliver content to all screens or to select groups, locations, zones, or tags for precise targeting, and live previews enable clients to experience the content firsthand as it appears on-site. Through the dashboard, YouneeqAI clients have instant visibility, insights, and alerts across their network.

Once installed, YouneeqAI is safe from internet outages, as the content is always onboard and on-screen. Using commercial-grade hardware and industry-leading security, YouneeqAI is designed to be reliable and secure for the long run, is intended to not slow down the client’s network, fits easily into the stack, and only uses bandwidth when necessary. The clients can manage who has access and where and what they can do — with unlimited users, role-optimized views, activity logs, and SSO.

By learning the preferences of managers and guests, YouneeqAI continually improves the quality of media displays, background music, videos, slideshows, and more, improving the overall customer experience.

Revenue & Sales Plan

We will focus on mid-market companies that traditionally have been overlooked by the major personalization engines. By targeting mid-market companies in specific industries - industries that need personalization and are buying personalization solutions - we are seeing great traction by providing them with ease of access within their current resource capabilities. We will achieve our sales objectives by following the three below steps in order:

  Direct Sales: Annual licenses, monthly billing, and tiered pricing for direct sales customers. Client monthly recurring revenue.
  Independent Software Vendors & Partners: Annual licenses with monthly billing. Independent software vendors (“ISV”) look after sales and marketing to their customer base with YouneeqAI supporting the technology.
  Ecommerce Plugins: Monthly billing, utilize customer feedback and data to help scale direct sales and ISV efforts.

YouneeqAI’s Target Markets

We are currently focused on the U.S and Canadian markets and may expand to the Americas and Europe when and if funding supports expansion. To gain customers, we must identify the companies that want to, or must, increase their sophistication around customer experience to stay competitive and grow. We then intend to make outbound sales calls, cold call, produce digital marketing campaigns, use content marketing, blogging, automated marketing, testimonials, Search Engine Optimization (SEO), and Search Engine Marketing (SEM) to attract and secure new clients for YouneeqAI.

Verticals Within our Target Markets:

Health/Wellness	Beauty/Cosmetics	Drug Stores	Grocery Stores
Informational	Financial	Sports/Leisure	Casual/Lounge Apparel
Pet Supplies	Furniture/Household	Auto Parts	Entertainment

Sales And Marketing Plan

Based on our challenges to create a clear demand generation model to scale within the AI Personalization software space, we believe the following improvements to our sales and marketing processes will help the business lay the foundation necessary to achieve repeatable growth moving forward.

Youneeq must meticulously measure our overall customer acquisition cost (CAC) to generate new clients, including the spend and assets that contributed to those acquisitions.

Case studies will be essential for crafting effective sales-enablement content to strengthen Youneeq’s value proposition. Case studies are valuable tools to establish brand credibility by showing prospects at similar types of organizations how they may benefit from Youneeq’s expertise. Moreover, we aim to improve existing content, which can be used to communicate the brand’s value, establish trust with prospects, and accelerate the organization’s sales process. These pieces of content include the “Cookie Apocalypse”, “Quick Facts”, the “Youneeq Set up Guide”, and the “Youneeq Technical Overview.”

In addition to developing case studies, as well as white papers, eBooks, blogs, or webinars as materials to drive the brand’s organic traffic, pillar content will be particularly helpful in providing relevant topics to the company’s target audience. Given the length of pillar content, Youneeq will also benefit from decreased bounce rates, continued traffic thanks to its evergreen status, and improved search results, given the high word count and distribution potential of these valuable assets.

Youneeq will establish a content strategy that will educate prospects about the brand’s unique value proposition. Youneeq will produce written copy and supporting visuals for content development as needed.

To accelerate Youneeq’s sales efforts, Youneeq will implement an account-based strategy through outbound channels. The strategy adopts common practices used in account-based sales models to organize and prioritize records within the client’s customer relationship management (CRM) environment and available databases, first by identifying a relatively narrow set of high-value targets (HVTs), and then by creating subsets of those HVTs based on narrower criteria.

Youneeq’s TAPs Program

We will utilize the Target Account Penetration Strategy to execute outbound prospecting throughout the course of the engagement with Youneeq. After the initial phase of cohort classification is completed, execution begins, where sales reps conduct outreach to move targets forward. As representatives gain intelligence on prospects and determine strategies that yield results, they will develop more highly-customized outreach for target accounts.

As assumptions are tested and the market responds to outbound sales efforts, tiers will be redefined and reprioritized to ensure that Tier 1 are the best targets based on discovered variables. The Target Account Penetration Strategy is fueled by findings; as the team uncovers more information while working through accounts, the population of HVTs or definitions of cohorts may change. We strive to maintain a dialogue around findings so that we can earn approval, pivot quickly, and continue to maximize desired results.

Outbound Warm-Up Period

Prior to launching a fully-scaled TAPS program, Youneeq will require a “warm-up” phase during the early stages of a pilot engagement with Youneeq. Youneeq’s warm-up process refers to deploying intentionally lower amounts of outbound outreach to warm up emails, receive feedback from recipients, and generate a baseline understanding of what to expect from connect- and open-rate perspectives so that the account team can use these findings to make proactive decisions on the account before launching scaled outreach.

This method is the antithesis of high-volume outreach but has been established as a best practice to ensure that before we start firing at scale, we are at least aiming in the right direction. Additionally, since the Youneeq team will be creating new Youneeq email addresses for sales representatives, we want to avoid the risk of appearing suspicious by immediately starting to mass-send emails from an alias that has never received any type of correspondence. By executing a lower amount of sends and subscribing to industry-specific newsletters and publications to generate some healthy inbound email flow, Youneeq decreases the risk of email activity being seen as suspicious by email service providers, ensuring that prospects will continue to receive messaging that is not blocked or sent to spam folders.

Through this process, Youneeq will reach out to prospects to conduct intelligence on their Youneeq solution. This will form the basis of helping to solve the eventual sales “Rubik’s Cube” and use our learnings to mold campaigns into a repeatable business model to increase Youneeq’s market penetration throughout core verticals.

For Youneeq to reach the company’s future growth stages, particularly by utilizing outbound prospecting, the organization will require more sales personnel to conduct sales activity at different account cohorts. Youneeq has internal and external options to consider to support this objective:1) hire an internal sales team to generate new sales opportunities and expand the client base, or 2) partner with an outsourced sales provider to implement a sales program and launch outbound campaigns. We currently plan to select an outsourced sales partner who actively manages their sales assets, so that Youneeq stakeholders can focus less on sales management and more on other demand-generation efforts. At the same time, those executives would maintain full visibility into the data and be able to better understand how outbound-sourced leads progress through their funnel as opposed to those that have been engaged via marketing. If Youneeq were to partner with an outsourced sales provider that tracks time, the organization would also have access to time-driven data points such as “Time to SAL” in a particular channel. With these metrics in mind, Youneeq stakeholders can optimize their team’s time-spend to improve the company’s sales results.

Regardless of which option the business pursues, the company will require additional sales assets to help sell Youneeq’s solution to different client tiers that are ideal fits for the brand’s value proposition.

Develop a Repeatable Sales Process and Closed-Loop Feedback

As Youneeq incorporates different demand-generation channels and team members into the fold to scale the business moving forward, the Company’s sales process must be repeatable and keep the team members updated as deals progress through the funnel. Youneeq will templatize the sales process to maximize activity, drive above-average conversion rates, and keep all team members updated on potential deal stages.

Exclusive Rights Agreement

The Company has entered into an Exclusive Rights Agreement (“Rights Agreement”) with RC365 Holdings PLC, granting the rights to sell, distribute and market the intellectual property of our Company in the United Kingdom, subject to the terms and conditions of the Rights Agreement. RC365 (the Grantee) shall have the right of first refusal to purchase any additional territories, at a price and terms no less favorable than any offer received by the Company from a third party in connection with any such other territory. Any such purchase of additional territories shall be subject to mutual written agreement between the parties, except as expressly permitted in the Rights Agreement. RC365’s rights and obligations under the Rights Agreement are non-sublicensable. Under the Rights Agreement, we are sublicensing Digital Cavalier’s intellectual property and not our own.

We shall receive 1% of any and all gross revenue (excluding VAT any other like taxes required to be deducted in any part of the Territory) generated and received by the Grantee from the use of our Platform, by the Grantee and any Customers. The term of the Rights Agreement is 10 years, with automatic renewals, assuming compliance with the terms of the Agreement, of subsequent 5-year terms.

As consideration of the granting of the rights, RC365 issued to our Company a total of 3,000,000 ordinary shares, with an additional 3,000,000 shares to be delivered on or before October 1, 2024, per amendment.

Share Purchase Agreement

We entered into a Share Purchase Agreement with FNB Enterprises, LTD to sell up to 3,000,000 shares of RC365 Holdings at 20 pence Sterling per share (approximately $0.17 per share). We amended this Agreement to a price of 10 pence (approximately $0.11 USD) per share with a performance deadline for the initial purchase of 3,000,000 shares which was extended to June 30, 2024 for $348,000 USD (subject to foreign exchange discounts). In March 2024, FNB Enterprises, LTD made partial payments totaling $117,760 of the $348,000, per the Amended Share Purchase Agreement. FNB Enterprises has a right to purchase RC365 common shares in increments, though the purchase is never to exceed 3% of the total issued and outstanding common shares of RC365 Holdings. There are no related party interests of either RC365 Holdings or FNB Enterprises. RC365 common shares are traded on the London Stock Exchange Main Market under the trading symbol "RCGH.LN."

The purchaser is not obligated to purchase the additional 3,000,000 shares. The Share Purchase Agreement is valid until and terminates on April 30, 2024. This Agreement has been extended to June 30, 2024, after partial payment of $117,760 of the Purchase Agreement. It is a legally binding obligation of the Company. The price has been adjusted to a fixed price of 10 pence (approximately $0.11 USD) per share regardless of price fluctuations in the market. There is no assurance this payment will be made on time or at all.

We believe that if this payment is received it will enable our operations for approximately 90 days under slightly reduced operating budget.

Office Address

Our executive offices are located at 2700 Youngfield St., Suite 280, Lakewood, CO 80215 and the telephone number is (303) 918-7595. We maintain a website at www.youneeqai.com, and such website is not incorporated into or a part of this filing.

Corporate Organization Chart

Below is an overview of YouneeqAI Technical Services, Inc. corporate structure.

YOUNEEQAI TECHNICAL SERVICES, INC. (a Nevada corporation)

No Subsidiaries

If we are unable to generate enough revenue to cover our operational costs beginning the first quarter of 2023, we will need to seek additional sources of funds. Currently, we have no committed source for any funds as of date hereof.  No representation is made that any funds will be available when needed. In the event funds cannot be raised if and when needed, we may not be able to carry out our business plan and could fail in business as a result of these uncertainties.

The independent registered public accounting firm’s report on our financial statements as of December 31, 2022, includes a “going concern” explanatory paragraph that describes substantial doubt about our ability to continue as a going concern.

Liquidity and Capital Resource Needs & Plan of Operations

The Company currently has approximately $102,000 in cash as of March 21, 2024 for operations. Its capital resource is its common and preferred stock.  As disclosed in the balance sheet, the Company has accumulated losses at the reporting period and limited cash resources. The ability of the Company to continue as a going concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations.

During the next 12 months the Company is required to make interest payments on its outstanding Letter of Credit held by a shareholder and monthly payments under the License Agreement with Digital Cavalier of $40,000 per month. The Company has historically used the funds provided by loans to fund the license payments and other obligations. Digital Cavalier has allowed the Company to make payments less than the $40,000 per month during the fourth quarter of 2022 and has abated any balances until cash flows allow partial payments.

In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s growth initiatives. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital. The Company believes it can satisfy minimum cash requirements for the next twelve months with either equity financing, convertible debenture or, if needed, loans from shareholders.

The Company intends to find alternate sources of funding, including but not limited to furthering the existing loan from Thomas Yang, or seeking other debt or equity financing as may be necessary. The Company has received a $50,000 short term loan as of November 8, 2023 to be repaid from next-available funds. The Company has received a private placement subscription from one investor for $250,000 for 2,500,000 restricted shares at $0.10 per share in November 2023. The Company received a total of $150,000 cash from two investors for 1,500,000 shares at $0.15 per share in March 2024. In March 2024, the Company received partial payments totaling $117,760 of the $348,000 payment on the purchase of the RC 365 Holding shares from FNB Enterprises.

COVID-19

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus.

As the COVID-19 pandemic was complex and rapidly evolving, the Company has learned that plans as described above may change due to unforeseen circumstances. Although this pandemic may have slowed our business plans, at this point, we do not expect that COVID-19 had or will continue to have any material adverse impact on our business, results of operations, financial position and cash flows.

INDUSTRY ANALYSIS AND HISTORY

Barriers to Entry in the Software Industry

There is one major barrier to entry into the Software Industry which is capital. We have very limited capital with which to compete in this industry. Many other competitors have been in the business for many years and have very large capital resources and an established reputation. Our barriers to entry are, in addition to lack of capital, lack of reputation, lack of recognition, part-time management, lack of financial history to raise money, and lack of equity in our Company upon which to base a capital raise.

Competitive Factors Impacting Our Ability to Gain Market Share

Our competition enjoys advantages which may prevent us from achieving a market share due to our competitors’ known reputations, competent management, and capital resources all of which will impede our abilities to achieve market share.

Competitive Factors in the Industry

When analyzing competitors, we examined some of the brands mentioned during the audit session that compete against Youneeq. In addition to these organizations, company stakeholders should be cognizant of how other businesses may show up in the same “search ecosystem” as Youneeq. When Internet users search for a keyword using a search engine like Google or Bing, the search engine will populate a number of the most relevant webpage results on its search engine results pages (SERPs). Websites make their way onto the list of results by featuring a combination of written text (containing keywords), correctly labeled images, and a number of unseen variables that are related to the user’s original inquiry. For example, the SERPs for a keyword like “Canadian Technology Accelerator,” one of Youneeq’s top organic keywords, Google will show ranked pages based on the search engine’s interpretation of the content’s relevancy. Pages that are ranked higher appear closer to the top of the list in an effort to help the user find what they’re searching for. Our competitors include Lead Forensics, Plausible, and Pure Clarity, along with larger, established companies like Salesforce.

There are numerous entities, large advertising companies, and private investors which will compete for the same business in which we intend to engage. We will be at a significant disadvantage to all of these other competitors for the foreseeable future. All of our competitors should be considered to be far better capitalized than we are.

Registrant’s Competitive Position in the Industry

Registrant is an insignificant participant in the software industry and cannot be expected to obtain a market share even discernable percentage wise. Without a large infusion of capital, it will remain a very small participant in the industry.

Historical Track Records

Our Company has no historical track record and we should be deemed a pure start-up of earning or operating with all of the risks of an unproven Company (see “Risk Factors”).

COMPETITION, MARKETS, REGULATION AND TAXATION

Competition

There are a large number of companies and individuals engaged in the software industry; accordingly, there is a high degree of competition. Almost all of the companies and individuals so engaged have substantially greater technical and financial resources than we do. We believe that our niche cookieless AI personalization has fewer players than traditional digital marketing software providers, however, there is a strong likelihood that the AI personalization industry will expand rapidly. Our goal is to be amongst the strong, early providers and to target less traditional retail areas, though our technology is applicable to countless retail industries.

We are an insignificant participant among the larger marketing software providers. There are many established companies that have significantly greater financial and personnel resources and technical expertise than we have. In view of our limited financial resources and limited management availability, we will continue to be at a significant competitive disadvantage compared to our competitors.

Amid the increasing concerns about Google’s third-party (3P) cookies in Chrome and Apple’s access to device identifiers on iOS, the digital space is on the path to a cookieless future. Third-party cookies are collected as visitors travel from website to website, gathering information about preferences, interests, and habits. For many people, sharing information like this is concerning, which is exactly why the General Data Protection Regulation (GDPR) and California Consumer Privacy Act (CCPA) decided to step in and regulate this space.

Google has announced plans to stop supporting tools designed to follow internet users across the web in order to target them with specific advertising. In July 2021, Neilsen announced its approach to eliminate its reliance on digital identifiers and ensure that advertisers and publishers can continue to measure confidently in a dynamic, privacy-first media environment. With this approach, Nielsen will become the leading platform to validate first-party server data with real consumer behavior.

Given the rise in a cookieless digital approach and movement towards the elimination of third-party cookies, there is growing demand for cookieless visitor information collection. Apps that use cookies to track website traffic will not be able to register all user activity in the future. This is why cookieless tracking has recently become an essential part of the digital advertising industry, creating a demand for companies such as Youneeq to step in.

Through segmentation based on some of these characteristics, Youneeq can launch personalized sales & marketing campaigns directed at each cohort of prospects, making the organization’s scalability more feasible than wider, less personal outreach.

Markets.

Our market is highly competitive and constantly changing. Commercial success is frequently dependent on capital availability, the effectiveness and sufficiency of which are very difficult to predict accurately.

Governmental Regulation.

Federal Regulations.

We are subject to regulations by securities laws as a public Company.

Compliance with Environmental Laws and Regulations.

We are not involved in operations with environmental considerations for our business.

State Regulations.

Certain states may require that we obtain a Local Business License. We intend to address this on an as needed basis.

For additional information about these matters, see “Risk Factors.”

LICENSES

The Company is reliant on our sole License Agreement for our proposed business. On February 11, 2022, the Company approved the Acquisition Agreement and License Agreement (with an effective date of February 9, 2022), as amended, with Digital Cavalier Technology Services, Inc., a Canadian corporation. The Acquisition and License Agreement with Digital Cavalier Technology Services, Inc. allows for the Company to license, market and sell the YouneeqAI technology of Digital Cavalier Technology Services, Inc. Digital Cavalier Technology Services, Inc. is licensing its AI Personalization engine software as a service (SaaS) products and services, for e-commerce, content marketing, digital publishing, and other industries where a relevant customer experience is necessary. The term of the License is for twenty-five (25) months, with auto-renewal every twenty-four (24) months thereafter. We have entered into Amendment 2 to the License which provides that the License Agreement allows the Company to sublicense Digital Cavalier Services technology in other jurisdictions. The Agreement is extended for the entire term of the RC365 Rights Agreement and that License Fee payments will be abated until after this registration statement is effective. The abatement merely defers the license fee payment which continues to accrue.

We have a license with Digital Cavalier Technology Services Inc., an affiliate/related party because Digital Cavalier Technology Services Inc. controls our Company via stock ownership, in which the material terms are:

a)	Twenty-five (25) months to commercialize and market the intellectual property licensed;
b)	payment of $40,000 per month, up to a total of $1,000,000 to Digital Cavalier Technology Services Inc.;
c)	five percent (5%) of gross revenue of our Company as monthly license fees;
d)	Digital Cavalier Technology Services Inc. owns all further development of the intellectual property; and
e)	if the commercialization is achieved within the 25 months, and in the event that the Company is successful in achieving the effectiveness of the S-1 Registration Statement for its common shares in which Digital Cavalier Technology Services Inc. is able to register shares for resale and/or distribution, then the License Agreement shall become non-cancellable for any reason, per the amendment dated February 6, 2023.

The technology license is described above on page 5.

TITLE TO PROPERTIES

None.

BACKLOG OF ORDERS

We currently have no backlogs of orders for sales, at this time.

GOVERNMENT CONTRACTS

We have no government contracts.

COMPANY SPONSORED RESEARCH AND DEVELOPMENT

We are not conducting any research.

NUMBER OF PERSONS EMPLOYED

We have no employees at this time. Officer and Director Murray Galbraith is an employee of and receives compensation from the licensor of YouneeqAI, Digital Cavalier Technology Services, Inc. Mr. Galbraith splits his time, roughly 75 hours per week, between the Company and Digital Cavalier Technology Services, Inc., and intends to transition to a full-time employee of the Company after sufficient funding is in place.

As of March 1, 2024, we have employment/service agreements with our Chief Executive Officer, Murray Galbraith, as listed under Item 11 below. As of March 1, 2024, we have an employment/service agreement with our director, James Romano.

Our directors work approximately 10-30 hours per week under their appropriate responsibility.

WEBSITE

Our corporate website address is www.youneeqai.com.

DESCRIPTION OF PROPERTIES/ASSETS

(a)	Real Estate.	None.
(b)	Title to properties.	None.
(c)	Patents, Trade Names, Trademarks and Copyrights	See below.

Our executive offices are located in Lakewood, Colorado. We do not own any real property but lease office space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

Patents, trade names, trademarks and copyrights

We may have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

We may periodically receive offers from third parties to purchase or obtain licenses or rights agreements for intellectual property in exchange for royalties or other payments. We also periodically receive notices, or may be named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors”.

ITEM 1A. RISK FACTORS.

Risk Factors Summary

The following risks could materially and adversely affect our business, financial condition, and results of operations, and the trading price of our common stock could decline. These risk factors do not identify all of the risks that we face. Our business operations could also be affected by factors that we currently consider to be immaterial or that are unknown to us at the present time. Investors should also refer to the other information contained or incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2023, including our consolidated financial statements and related notes, and our other filings made from time to time with the SEC.

The following is a summary of the principal risks and uncertainties described in more detail in this Annual Report on Form 10-K for the year ended December 31, 2023.

Risk Factors Related to our Business:

  We have an evolving business model.
  Our success will depend, to a large degree, on the expertise and experience of the members of our management team.
  If we fail to retain or attract the specialized technical and management personnel required to successfully operate our business, it could harm our business and may result in lost sales and diversion of management resources.
  Our CEO, director, and a control party may have irresolvable conflicts of interest.
  Our operations as a software-as-a-service provider may affect our ability to, and the manner in which, we raise additional capital, which may expose us to risks.
  We are dependent upon the efforts of our management for our success; if this changes, this may be a risk to our investors.
  We have a limited amount of funds available for implementation of our business plan and as a result, our business may not be successful.
  We have significantly fewer financial resources than most of our competitors, which limits our ability to implement new products or enhancements to our current products and may require us to implement additional future restructuring plans, which in turn could adversely affect our future sales and financial condition.
  We have a volatile revenue history and stockholders cannot view our past performance since we have a limited operating history.
  We are not diversified, and we will be dependent on only one business, AI personalization engine software.
13

  Our success and ability to grow our business depend on growing our customer base. If we fail to add new customers, our business, revenue, operating results and financial condition could be harmed.
  We generally do not have long-term purchase commitments from our customers and if our customers cancel or change their purchase commitments, our revenue and operating results could suffer.
  We may have a shortage of working capital in the future which could jeopardize our ability to carry out our business plan.
  We will need additional financing for which we have no commitments, and this may jeopardize execution of our business plan.
  If our exclusive license for the YOUNEEQAI personalization software terminates or is altered in any material way, we may face unforeseen losses and be unable to continue operations.
  Reporting requirements under the exchange act and compliance with the Sarbanes Oxley act of 2002, including establishing and maintaining acceptable internal controls over financial reporting, are costly and may increase substantially.
  Competition from similar service providers.
  We have incurred significant losses and anticipate future losses.
  Our existing financial resources are insufficient to meet our ongoing operating expenses.
  Because insiders control our activities, that may cause us to act in a manner that is most beneficial to them and not to outside shareholders which could cause us not to take actions that outside investors might view favorably.
  Our officers and directors have the ability to effectively control substantially all actions taken by stockholders.
  We may depend upon outside advisors, who may not be available on reasonable terms and as needed.
  The inability of our Company to adequately execute our growth or expansion strategies would have a negative impact on our Company value.
  We are counting on a receivable from a share purchase, which may not be collected, for operating capital, and if not collectable it will jeopardize the capital for execution of our business plan.
  The continued uncertain global economic environment and volatility in global credit, banking and financial markets could materially and adversely affect our business and results of operations.
  If we fail to meet the evolving needs of our markets, identify new products, services or technologies, or successfully compete in our target markets, our revenue and financial results will be adversely impacted.
  Our product strategy may not address the demands of our target customers and may not lead to increased revenue in a timely manner or at all, which could materially adversely affect our results of operations and limit our ability to grow.
  Our revenue and operating results can fluctuate from period to period, which could cause our share price to decline.
  If we are unable to generate sufficient cash from operations and are forced to seek additional financing alternatives, or in the event we acquire or make an investment in companies that complement our business, our working capital may be adversely affected and our shareholders may experience dilution or our operations may be impaired.
  Our international operations expose us to risks resulting from the fluctuations of foreign currencies.
  Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
  Our reported financial results may be materially and adversely affected by changes in accounting principles generally accepted in the United States.
  Continued compliance with regulatory and accounting requirements will be challenging and will require significant resources.
  We may be unable to successfully manage any future growth, including the integration of any acquisition or equity investment, which could disrupt our business and severely harm our financial condition.
  Increasing attention on environmental, social and governance ("ESG") matters may have a negative impact on our business, impose additional costs on us, and expose us to additional risks.

Risk Factors Related to AI Personalization Engine Software:

  The “YOUNEEQAI” brand may not become as widely known as incumbents’ brands or the brand may become tarnished.
  Our proprietary artificial intelligence algorithms may not operate properly or as we expect them to, which could cause our subscribers to see no benefit. Moreover, our proprietary artificial intelligence algorithms may lead to unintentional bias and discrimination.
  Regulators may limit our ability to develop or implement our proprietary artificial intelligence algorithms and/or may eliminate or restrict the confidentiality of our proprietary technology, which could have a material adverse effect on our financial condition and results of operations.
  New legislation or legal requirements may affect how we communicate with our customers, which could have a material adverse effect on our business model, financial condition, and results of operations.
14

  We rely on artificial intelligence and our digital platform to collect data points that form the basis of our personalization, and any legal or regulatory requirements that restrict our ability to collect this data could thus materially and adversely affect our business, financial condition, results of operations and prospects.
  Interruptions or delays in the services provided by our sole provider of third-party data centers or our internet service providers could impair the operability of our service and may cause our business to suffer.
  Security incidents or real or perceived errors, failures or bugs in our systems, website or algorithm could impair our operations, result in loss of personal customer information, damage our reputation and brand, and harm our business and operating results.
  We employ third-party licensed software for use in our business, and the inability to maintain these licenses, errors in the software we license or the terms of open-source licenses could result in increased costs or reduced service levels, which would adversely affect our business.
  We may face particular privacy, data security, and data protection risks as we continue to expand into Europe in connection with the GDPR and other data protection regulations.
  We may be unable to prevent or address the misappropriation of our data.
  Failure to protect or enforce our intellectual property rights could harm our business, results of operations and financial condition.
  Claims by others that we infringed their proprietary technology or other intellectual property rights could harm our business.
  System security and data protection breaches, as well as cyber-attacks, could disrupt our operations, reduce our expected revenue and increase our expenses, which could adversely affect our stock price and damage our reputation.
  If we are not able to respond to the rapid technological changes and evolving industry standards in the markets in which we compete, or seek to compete, our products may become less desirable or obsolete.

Risk Factors Related to Our Stock:

  We can give no assurance of success or profitability to our investors.
  We may in the future issue more shares of common stock which could cause a loss of control by our present management and current stockholders.
  We have authorized and designated series a preferred convertible stock.
  We can issue future series of shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.
  Our officers and directors may have conflicts of interests as to corporate opportunities which we may not be able or allowed to participate in.
  We have agreed to indemnification of officers and directors as is provided by Nevada revised statutes.
  Others may bring infringement or indemnification actions against us that could be time-consuming and expensive to defend.
  Our directors’ liability to us and shareholders is limited.
  Our stock prices in the market may be volatile.
  A limited public market exists for our common stock at this time, and there is no assurance of a future market.
  Our stock will, in all likelihood, be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your shares.
  The regulation of penny stocks by SEC and FINRA may discourage the tradability of our securities.
  We will pay no dividends in the foreseeable future.
  Rule 144 sales in the future may have a depressive effect on our stock price.
  Any sales of our common stock, if in significant amounts, are likely to depress the future market price of our securities.
  Our stockholders may suffer future dilution due to issuances of shares for various considerations in the future.
  Any new potential investors will suffer a disproportionate risk and there will be immediate dilution of existing investor’s investments.
  COVID-19 effects on the economy may negatively affect our Company business.
  We can issue shares of preferred stock without shareholder approval, which could adversely affect the rights of common shareholders.
  We are a reporting company due to the effectiveness of our S-1 Registration Statement.
  The interest of our current or potential significant shareholders may conflict with other shareholders and they may attempt to effect changes or acquire control, which could adversely affect our results of operations and financial condition.

RISK FACTORS

FORWARD LOOKING STATEMENTS

THIS DOCUMENT INCLUDES FORWARD-LOOKING STATEMENTS, INCLUDING, WITHOUT LIMITATION, STATEMENTS RELATING TO YOUNEEQAI’s PLANS, STRATEGIES, OBJECTIVES, EXPECTATIONS, INTENTIONS AND ADEQUACY OF RESOURCES. THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, AND OTHER FACTORS THAT MAY CAUSE OUR COMPANY’S ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY THE FORWARD-LOOKING STATEMENTS. THESE FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: OUR ABILITY OF TO IMPLEMENT OUR BUSINESS STRATEGY; ABILITY TO OBTAIN ADDITIONAL FINANCING; YOUNEEQAI’s LIMITED OPERATING HISTORY; UNKNOWN LIABILITIES ASSOCIATED WITH FUTURE ACQUISITIONS; ABILITY TO MANAGE GROWTH; SIGNIFICANT COMPETITION; ABILITY TO ATTRACT AND RETAIN TALENTED EMPLOYEES; AND FUTURE GOVERNMENT REGULATIONS; AND OTHER FACTORS DESCRIBED IN THIS FILING OR IN OTHER OF YOUNEEQAI’S FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. YOUNEEQAI IS UNDER NO OBLIGATION TO PUBLICLY UPDATE OR REVISE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Special Information Regarding Forward-Looking Statements

The information herein contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

We desire to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995. This filing contains a number of forward-looking statements that reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, clinical developments which management expects or anticipates will or may occur in the future, including statements related to our technology, market expectations, future revenues, financing alternatives, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in this Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise. For additional information regarding forward-looking statements, see “Forward-Looking Statements.”

RISK FACTORS RELATED TO OUR BUSINESS

WE HAVE AN EVOLVING BUSINESS MODEL.

As AI Personalization engine software evolves, so will our business model. We may continue to try to offer additional types of products or services, and we cannot offer any assurance that any of them will be successful. From time to time we may also modify aspects of our business model relating to our product mix and service offerings. We cannot offer any assurance that these or any other modifications will be successful or will not result in harm to the business. We may not be able to manage growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results.

The Company relies entirely on the exclusive License Agreement with Digital Cavalier Technology Services Inc. to provide the AI SaaS for sale to its clients. The singular focus may create a high risk of dependence on our relationship with Digital Cavalier Technology Services Inc. under the terms and conditions of the License Agreement. Any failure of the AI Technology or the failure by Digital Cavalier Technology Services Inc. to provide the software as outlined in the License Agreement would leave the Company without the vital component of our business and could lead to the cessation of our services to customers.

OUR SUCCESS WILL DEPEND, TO A LARGE DEGREE, ON THE EXPERTISE AND EXPERIENCE OF THE MEMBERS OF OUR MANAGEMENT TEAM.

We will rely exclusively on the skills and expertise of our management team in conducting our business. Our management team has experience in software industry, but there is no assurance that our management’s efforts in with this proposed business will be successful. Accordingly, there is only a limited basis upon which to evaluate our prospects for achieving our intended business objectives.

We will be wholly dependent on the diligence and skill of our management team for the operations and roll out of our YouneeqAI, under the supervision of our Board of Directors. There can be no assurance that we will attain our objective. However, not all of the management team will devote all of their time to managing the Company. These factors may affect our profitability.

We have limited resources and no successful operating history in any business.

IF WE FAIL TO RETAIN OR ATTRACT THE SPECIALIZED TECHNICAL AND MANAGEMENT PERSONNEL REQUIRED TO SUCCESSFULLY OPERATE OUR BUSINESS, IT COULD HARM OUR BUSINESS AND MAY RESULT IN LOST SALES AND DIVERSION OF MANAGEMENT RESOURCES.

Our success depends on the continued services of our executive officers and subsequently hiring sales and marketing personnel and on our ability to attract, retain and motivate qualified personnel. Competition for skilled marketing management personnel is intense within our industry, and we may not be successful in hiring and retaining qualified individuals. The loss of, or inability to hire, key personnel could limit our ability to develop new products and adapt existing products to our customers’ requirements and may result in lost sales and a diversion of management resources. Any transition in our senior management team may involve a diversion of resources and management attention, be disruptive to our daily operations or impact public or market perception, any of which could have a negative impact on our business or stock price.

OUR CEO, DIRECTOR, AND A CONTROL PARTY MAY HAVE IRRESOLVABLE CONFLICTS OF INTEREST.

Our CEO and director, Murray Galbraith, was an officer, director, and control party of Digital Cavalier Technology Services, Inc. at the time of negotiation of the contract with YouneeqAI Technical Services, Inc. The fact that Murray Galbraith is now our CEO and a director and a control party of YouneeqAI Technical Services, Inc. and also is CEO and director of Digital creates an immediate conflict of interest in the making of any decisions on behalf of either company relating to the relationships between the two companies. For investors and shareholders this may mean that Mr. Galbraith is conflicted as to any decisions for either company that involve the business relationship between the companies and the elements of the relationships. Accordingly, he might make a decision that is arguably not in the best interests of the shareholders of YouneeqAI Technical Services, Inc.

OUR OPERATIONS AS A SOFTWARE AS A SERVICE PROVIDER MAY AFFECT OUR ABILITY TO, AND THE MANNER IN WHICH, WE RAISE ADDITIONAL CAPITAL, WHICH MAY EXPOSE US TO RISKS.

Our business will require a substantial amount of capital to market our services and then provide the services to clients in order to generate revenues. Our revenues may not be paid until 30-45 days after providing services. We may acquire additional capital from the issuance of senior securities, including borrowings or other indebtedness, or the issuance of additional shares of our common stock. However, we may not be able to raise additional capital in the future on favorable terms or at all. We may issue debt securities, other evidences of indebtedness or preferred stock, and we may borrow money from banks or other financial institutions, which we refer to collectively as "senior securities". If the value of our businesses decline, we may be unable to satisfy loan requirements. If that happens, we may be required to reduce operations and repay a portion of our indebtedness at a time when such reduction may be disadvantageous. As a result of issuing senior securities, we would also be exposed to typical risks associated with leverage, including an increased risk of loss. If we issue preferred stock, the preferred stock would rank "senior" to common stock in our capital structure. Preferred stockholders would have separate voting rights and might have rights, preferences, or privileges more favorable than those of our common stockholders. If we raise additional funds by issuing more common stock or senior securities convertible into, or exchangeable for, our common stock, then the percentage ownership of our stockholders at that time will decrease.

WE ARE DEPENDENT UPON THE EFFORTS OF OUR MANAGEMENT FOR OUR SUCCESS; IF THIS CHANGES, THIS MAY BE A RISK TO OUR INVESTORS.

Mr. Galbraith currently splits his time, roughly 75 hours per week, between the Company and the licensor of YouneeqAI, Digital Cavalier Technology Services, Inc. If at any time Mr. Galbraith is unable to devote as much time (up to 40 hours per week) to the business of the Company, this may be an impediment to our business achievement. With part-time officers, we may not have sufficient devoted time and effort to find successful loan prospects, additional capital, or manage our loan portfolio, which could impair our ability to succeed in our business plan and could cause investment in our Company to lose value.

WE HAVE A LIMITED AMOUNT OF FUNDS AVAILABLE FOR IMPLEMENTATION OF OUR BUSINESS PLAN AND AS A RESULT, OUR BUSINESS MAY NOT BE SUCCESSFUL.

Based on the amount of our existing available funds, it is unlikely that we will be able to commit our funds to a large roll out of our AI personalization platform. Prospective investors should understand that our business is reliant on successful sales of our platform as a service, and in the future may not be substantially diversified. We may not achieve the same level of business diversification as larger entities engaged in similar activities. Therefore, our business may be subject to greater risk of failure than if we had multiple lines of business. This could have a material adverse effect on our financial condition.

WE HAVE SIGNIFICANTLY FEWER FINANCIAL RESOURCES THAN MOST OF OUR COMPETITORS, WHICH LIMITS OUR ABILITY TO IMPLEMENT NEW PRODUCTS OR ENHANCEMENTS TO OUR CURRENT PRODUCTS AND MAY REQUIRE US TO IMPLEMENT ADDITIONAL FUTURE RESTRUCTURING PLANS, WHICH IN TURN COULD ADVERSELY AFFECT OUR FUTURE SALES AND FINANCIAL CONDITION.

Financial resource constraints could limit our ability to execute our product strategy or require us to implement additional restructuring plans, particularly if we are unable to generate sufficient cash from operations or obtain additional sources of financing. Any future restructuring actions may slow our development of new or enhanced products by limiting our research and development activities. Our cash balances are also lower than those of our competitors, which may limit our ability to develop competitive new products on a timely basis or at all. If we are unable to successfully introduce new or enhanced products, our sales, operating results and financial condition will be adversely affected.

WE HAVE A VOLATILE REVENUE HISTORY AND STOCKHOLDERS CANNOT VIEW OUR PAST PERFORMANCE SINCE WE HAVE A LIMITED OPERATING HISTORY.

During the year ended December 31, 2023, we recognized $921 in revenue. Our net loss for the year ended December 31, 2022 in the amount of ($30,945,319), and our net loss for the year ended December 31, 2023. was ($9,036,549) and is indicative of our lack of revenues. We must be regarded as a new venture with all of the unforeseen costs, expenses, problems, risks and difficulties to which such ventures are subject.

WE ARE NOT DIVERSIFIED, AND WE WILL BE DEPENDENT ON ONLY ONE BUSINESS, AI PERSONALIZATION ENGINE SOFTWARE.

Because of the limited financial resources that we have, it is unlikely that we will be able to diversify our operations. Our probable inability to diversify our activities into more than one area will subject us to economic fluctuations within the artificial intelligence software services industry and therefore increase the risks associated with our operations due to lack of diversification.

OUR SUCCESS AND ABILITY TO GROW OUR BUSINESS DEPEND ON GROWING OUR CUSTOMER BASE. IF WE FAIL TO ADD NEW CUSTOMERS, OUR BUSINESS, REVENUE, OPERATING RESULTS AND FINANCIAL CONDITION COULD BE HARMED.

Our ability to attract and retain new customers depends, in large part, on our ability to be perceived as providing accurate and insightful AI personalized customer experiences, competitive pricing, and sales generation to our subscribers. In order to maintain this perception, we may be required to incur significantly higher marketing expenses, costs related to improving our service, and lower margins in order to attract and retain new customers. If we fail to remain competitive on customer experience, pricing, and usable metrics, our ability to grow our business and generate revenue by attracting and retaining customers may be adversely affected.

There are many factors that could negatively affect our ability to grow our customer base, including if:

•	we fail to effectively use search engines, social media platforms, digital app stores, content-based online advertising, and other online sources for generating traffic to our website;

•	potential customers in a particular marketplace or generally do not have a use for our AI personalization software;

•	our competitors mimic our AI tools, causing current and potential customers to purchase their AI services instead of our products;

•	our digital platform experiences disruptions;

•	we experience unfavorable shifts in customer perception of our AI;

•	we suffer reputational harm to our brand resulting from negative publicity, whether accurate or inaccurate;

•	we fail to offer new and competitive products;

•	customers have difficulty integrating, updating or otherwise accessing our services on mobile devices or web browsers as a result of actions by us or third parties;

•	technical or other problems frustrate the customer experience, particularly if those problems prevent us from generating suggestions or information in a fast and reliable manner; or

•	we are unable to address customer concerns regarding the content, privacy, and security of our digital platform.

Our inability to overcome these challenges could impair our ability to attract and retain new customers and could have a material adverse effect on our business, revenue, operating results and financial condition.

The Company has recently signed two customers that have entered into the Annual SaaS Service Agreement, allowing a 60-day free trial for services that then converts into a monthly subscription. These are very small businesses at this time and insignificant revenue is anticipated. The basic terms of the Annual SaaS Service Agreement provide that the client will pay a tiered rate per month for our services for one year, with cancellation upon written notice. The tiered rate is planned to be based on the number of recommendations served, with the greater number served leading to a higher monthly fee. For example, we estimate that small businesses may pay between $5 and $50 per month, medium businesses between $50 and $500 per month, Independent Software Vendors (“ISV”) between $1,000 and $5,000 per month, and enterprises between $5,000 and $10,000 per month. Consulting services and value adds for the enterprise clients may push these estimates to approximately $20,000 per month.

Our pricing system is as follows:

Bulk License
Tier	Up to RPM	RPM Rate*	Monthly
1	10,000,000	$1.50	$1,500
2	20,000,000	$1.00	$2,500
3	30,000,000	$0.70	$3,500
4	40,000,000	$0.65	$6,500
5	50,000,000+	TBD**	TBD

*Recommendations per Thousand

**See Custom pricing below

Additional Notes:

1. Base Customer: Typically falls under the first 4 tiers.

2. ISVs & Private Label Partners: For independent software vendors and private label customers see the service level agreement (SLA) for additional support details.

3. Billing: Monthly, quarterly, or annual payments are available depending on tier level.

4. Ongoing: Regular reviews and adjustments might be needed based on customer feedback, market changes, and the development of new features.

Add-Ons:

Custom Integrations: Seamlessly integrate our solution with customer existing systems.

White-Labeling: Match the YouneeqAI engine to customer branding and style.

Advanced Reporting: Gain deeper insights with custom integration, reporting, and analytics.

AI Training and Optimization: Optimize, train, and create AI algorithms for customer specific use cases.

Billing:

Terms: Monthly and Quarterly Payments options available.

Custom Pricing: Tier 5 or higher tailored to customer specific needs and volume.

Our pricing model does not ensure profitability until and unless we achieve a much greater volume of customers/users of which there is no assurance.

WE GENERALLY DO NOT HAVE LONG-TERM PURCHASE COMMITMENTS FROM OUR CUSTOMERS AND IF OUR CUSTOMERS CANCEL OR CHANGE THEIR PURCHASE COMMITMENTS, OUR REVENUE AND OPERATING RESULTS COULD SUFFER.

Substantially all of our sales to date have been made on a purchase order basis. We generally do not have long-term commitments with our customers. As a result, our customers may cancel, change or delay product purchase commitments, which could cause our revenue to decline and materially and adversely affect our results of operations.

WE MAY HAVE A SHORTAGE OF WORKING CAPITAL IN THE FUTURE WHICH COULD JEOPARDIZE OUR ABILITY TO CARRY OUT OUR BUSINESS PLAN.

Our capital needs consist primarily of expenses related to general and administrative operations and legal and professional fees that could exceed $1,000,000 in the next twelve months. Such funds are not currently committed, and we have cash of approximately $102,000 at March 21, 2024.

WE WILL NEED ADDITIONAL FINANCING FOR WHICH WE HAVE NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF OUR BUSINESS PLAN.

We have limited funds, and such funds may not be adequate to carry out our business plan in the software industry. Our ultimate success depends upon our ability to raise additional capital. We are investigating the availability, sources, and terms that might govern the acquisition of additional capital.

We have no commitment at this time for additional capital. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with our modest capital.

IF OUR EXCLUSIVE LICENSE FOR THE YOUNEEQAI PERSONALIZATION SOFTWARE TERMINATES OR IS ALTERED IN ANY MATERIAL WAY, WE MAY FACE UNFORESEEN LOSSES AND BE UNABLE TO CONTINUE OPERATIONS.

We rely entirely on our license agreement with Digital Cavalier Technology Services, Inc. for the right to license, market, and sell the technology of the AI Personalization engine software as a service (SaaS) for e-commerce, content marketing, digital publishing, and other industries where a relevant customer experience is necessary. Any breach or termination of the license agreement will negatively affect our sales and operations, decreasing our revenues. It may be difficult, expensive, or impossible to find a replacement technology.

REPORTING REQUIREMENTS UNDER THE EXCHANGE ACT AND COMPLIANCE WITH THE SARBANES-OXLEY ACT OF 2002, INCLUDING ESTABLISHING AND MAINTAINING ACCEPTABLE INTERNAL CONTROLS OVER FINANCIAL REPORTING, ARE COSTLY AND MAY INCREASE SUBSTANTIALLY.

The rules and regulations of the SEC require a public company to prepare and file periodic reports under the Exchange Act, which will require that the Company engage legal, accounting, auditing and other professional services. The engagement of such services is costly.

Additionally, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) requires, among other things, that we design, implement and maintain adequate internal controls and procedures over financial reporting. The costs of complying with the Sarbanes-Oxley Act and the limited technically qualified personnel we have may make it difficult for us to design, implement and maintain adequate internal controls over financial reporting. In the event that we fail to maintain an effective system of internal controls or discover material weaknesses in our internal controls, we may not be able to produce reliable financial reports or report fraud, which may harm our overall financial condition and result in loss of investor confidence and a decline in our share price.

As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act of 2010 and other applicable securities rules and regulations. Despite recent reforms made possible by the JOBS Act, compliance with these rules and regulations will nonetheless increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results.

We are working with our legal, accounting and financial advisors to identify those areas in which changes should be made to our financial and management control systems to manage our growth and our obligations as a public company. These areas include corporate governance, corporate control, disclosure controls and procedures and financial reporting and accounting systems. We have made, and will continue to make, changes in these and other areas. However, we anticipate that the expenses that will be required in order to adequately prepare for being a public company could be material. We estimate that the aggregate cost of increased legal services; accounting and audit functions; personnel, such as a chief financial officer familiar with the obligations of public company reporting; consultants to design and implement internal controls; and financial printing alone will be a few hundred thousand dollars per year and could be several hundred thousand dollars per year. In addition, if and when we retain independent directors and/or additional members of senior management, we may incur additional expenses related to director compensation and/or premiums for directors’ and officers’ liability insurance, the costs of which we cannot estimate at this time. We may also incur additional expenses associated with investor relations and similar functions, the cost of which we also cannot estimate at this time. However, these additional expenses individually, or in the aggregate, may also be material.

In addition, being a public company could make it more difficult or more costly for us to obtain certain types of insurance, including directors’ and officers’ liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

The increased costs associated with operating as a public company may decrease our net income or increase our net loss and may cause us to reduce costs in other areas of our business or increase the prices of our products or services to offset the effect of such increased costs. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, financial condition and results of operations.

COMPETITION FROM SIMILAR SERVICE PROVIDERS.

We expect to encounter competition from other entities having similar business objectives, some of whom may have greater resources than us. Virtually all of our competitors will have a competitive advantage and are much larger. The need to compete for investment opportunities may make it necessary for us to offer clients attractive transaction terms than otherwise might be the case.

WE HAVE INCURRED SIGNIFICANT LOSSES AND ANTICIPATE FUTURE LOSSES.

At December 31, 2023, we had an accumulated deficit of ($68,172,919). At December 31, 2022, we had an accumulated deficit of ($59,136,370). For the years ended December 31, 2023 and 2022, we incurred a net loss of ($9,036,549) and ($30,945,319).

As a result of these, among other factors, we received from our registered independent public accountants in their report of the financial statements as of and for the years ended December 31, 2023 and 2022, an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

OUR EXISTING FINANCIAL RESOURCES ARE INSUFFICIENT TO MEET OUR ONGOING OPERATING EXPENSES. –

We have limited sources of revenues at this time and insufficient assets to meet our ongoing operating expenses. In the short term, unless we are able to raise additional debt and/or equity, we shall be unable to meet our ongoing operating expenses. However, as noted elsewhere in this filing. We achieved a small private placement in November 2023 of $250,000 and an investment of $150,000 in March 2024 which are not totally sufficient for operations. There can be no assurance that we will be able to achieve adequate financial resources to remain in business.

As consideration of the granting of an Exclusive Rights Agreements, RC365 Holdings PLC has issued a total of 3,000,000 common shares to the Company, with an additional 3,000,000 shares to be delivered on or before October 15, 2024.

On September 30, 2023, the purchase of the initial 3,000,000 shares of RC365 Holdings was initiated by FNB Enterprises pursuant to a Share Purchase Agreement. The RC365 Holding shares were booked at their fair market value of $2,925,364, at the time of receipt. As a result, the Company on September 30, 2023 transferred 3,000,000 shares to FNB Enterprises.

At September 30, 2023, the Company recognized the sale of the 3,000,000 shares of RC365 Holdings as a receivable based upon the funds to be delivered at September 30, 2023 of $731,964, pursuant to the purchase price set in the Share Purchase Agreement of £0.20 or $0.24 per share, a discount of $0.73 per share. As a result, the Company at that time recognized a $2,193,405 loss on the value of the shares of RC365.

Even though the Share Purchase Agreement provided for delivery of payment for delivery of shares, the Company was induced to transfer the shares without payment on the promise of facilitation of early payment, which did not happen. Payment for the shares was originally delayed, as there was a start to renegotiate the purchase price. At the time of this filing, full payment was not received before February 13, 2024, as set forth in the Amendment. We have received $117,760 of the payment as of March 31, 2024.

Under the Share Purchase Agreement dated August 30, 2023, the Company sold pursuant to the Purchase Agreement up to 3,000,000 shares to FNB Enterprises owned by the Company for an agreed price of £0.20. The Company originally booked this sale of the shares at the quoted market value based upon the quote for RC365 Holdings on the London Exchange as of the date of the rights agreement, ($2,925,369). The shares when issued were issued with restrictive legends, limiting the Company’s ability to liquidate the shares on the London Main Stock Exchange for a period of time. The purchase price was subsequently renegotiated due to market conditions and, in an Amendment, dated November 16, 2023, lowered to £0.10 per share for approximately $348,000 or $0.11 per share. $117,760 was paid in March 2024. The price is not reflective of the currency exchange rate at the time of sale of $0.12 per share or $348,000, to be paid by June 30, 2024

Since November 1, 2023, we have received funds from private placements of $400,000 and funds from investment proceeds of $117,760.

At December 31, 2023, the Company reviewed the receivable for collectability and determined that collectability of the receivable was not reasonably possible based upon the following:

  the unsecured nature of the receivable;
  management has the determined that payment was high speculative and not assured, as it does not have financial information on the purchaser;
  the purchaser has refused to provide the Company with information to determine collectability; and
  the shares have been transferred and delivered to FNB Enterprises and if the purchaser should default on payment, the Company’s only remedies are to demand the shares be returned and if not returned pursue litigation outside of the United States, which could be costly and time consuming, with no assurance of recovery of the shares, which could have little to no value to the Company’s liquidity.

As such the Company and recognized a bad debt expense of $731,964 for the year ended December 31, 2023.

BECAUSE INSIDERS CONTROL OUR ACTIVITIES, THAT MAY CAUSE US TO ACT IN A MANNER THAT IS MOST BENEFICIAL TO THEM AND NOT TO OUTSIDE SHAREHOLDERS WHICH COULD CAUSE US NOT TO TAKE ACTIONS THAT OUTSIDE INVESTORS MIGHT VIEW FAVORABLY

Our officers, directors, and holders of 5% or more of our issued and outstanding common stock beneficially own approximately 36.29% of our issued and outstanding common stock on a fully diluted basis, including the Series A Preferred Stock which votes 10,000 shares of common stock for every 1 share of Preferred at all times until redeemed (this figure does not include individuals who retain less than 5% holdings after the dilution is accounted for); our officers, directors, and holders of 5% or more of our issued and outstanding common stock beneficially own approximately 82.5% of our issued and outstanding common stock on an undiluted basis. As a result, they effectively control all matters requiring director and stockholder approval, including the election of directors, the approval of significant corporate transactions, such as mergers and related party transaction. These insiders also have the ability to delay or perhaps even block, by their ownership of our stock, an unsolicited tender offer. This concentration of ownership could have the effect of delaying, deterring or preventing a change in control of our Company that you might view favorably.

OUR OFFICERS AND DIRECTORS HAVE THE ABILITY TO EFFECTIVELY CONTROL SUBSTANTIALLY ALL ACTIONS TAKEN BY STOCKHOLDERS.

Murray Galbraith, the CEO and a director of the Company controls our issued and outstanding Series A Preferred voting stock on behalf of Digital Cavalier Technology, Inc., providing the equivalent of 36.29 % control of the common stock, and, therefore he effectively controls substantially all actions taken by our stockholders, including the election of directors. Such concentration of ownership could also have the effect of delaying, deterring or preventing a change in control that might otherwise be beneficial to stockholders and may also discourage the market for our stock due to the concentration.

WE MAY DEPEND UPON OUTSIDE ADVISORS, WHO MAY NOT BE AVAILABLE ON REASONABLE TERMS AND AS NEEDED.

To supplement the business experience of our officers and directors, we may be required to employ accountants, technical experts, appraisers, attorneys, or other consultants or advisors. Our Board, without any input from stockholders, will make the selection of any such advisors. Furthermore, it is anticipated that such persons may be engaged on an “as needed” basis without a continuing fiduciary or other obligation to us. In the event we consider it necessary to hire outside advisors, we may elect to hire persons who are affiliates, if they are able to provide the required services.

THE INABILITY OF OUR COMPANY TO ADEQUATELY EXECUTE OUR GROWTH OR EXPANSION STRATEGIES WOULD HAVE A NEGATIVE IMPACT ON OUR COMPANY VALUE.

The possibility that our Company will not be able to fully carry out or execute on its expansion or growth plans presents significant risk. Our success will ultimately depend on the success of our marketing. If our intended expansion or growth plan does not come to fruition or is otherwise impeded, or is unprofitable, we may not be able to stay in business or have any value.

WE ARE COUNTING ON A RECEIVABLE FROM A SHARE PURCHASE, WHICH MAY NOT BE COLLECTED, FOR OPERATING CAPITAL AND IF NOT COLLECTABLE IT WILL JEOPARDIZE THE CAPITAL FOR EXECUTION OF OUR BUSINESS PLAN.

We have based our plan of operations for the next 90 days upon the expectation of receipt of a partial payment of $117,760 USD (subject to foreign exchange discounts) from the sale of our RC365 Holdings, PLC shares (3,000,000). (We have received a separate $150,000 private placement in March 2024.) There is a risk of non-collection of the sale proceeds. In the event that this receivable is not collected within the next 30 days we will not have sufficient funds to operate for the next quarter under our business plan. We would need to find other sources of funding through capital or loans, none of which have been identified or committed, and if we are unable to obtain alternative funding, our Company could fail.

THE CONTINUED UNCERTAIN GLOBAL ECONOMIC ENVIRONMENT AND VOLATILITY IN GLOBAL CREDIT, BANKING AND FINANCIAL MARKETS COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

The state of the global economy continues to be uncertain. As a result, we or our manufacturers, vendors and customers might experience deterioration of our or their businesses, cash flow shortages and difficulty obtaining financing, which could result in interruptions or delays in the performance of any contracts, reductions and delays in customer purchases, delays in or the inability of the Company or our customers to obtain financing or of our customers to purchase our products, and bankruptcy of customers. Furthermore, the constraints in the capital and credit markets, may limit our ability to access the capital we need when we need it, on favorable terms or otherwise, or limit the ability of our customers to meet their liquidity needs, which could result in an impairment of their ability to make timely payments to us and reduce their demand for our products, adversely impacting our results of operations and cash flows. This environment has also made it difficult for us to accurately forecast and plan future business activities.

IF WE FAIL TO MEET THE EVOLVING NEEDS OF OUR MARKETS, IDENTIFY NEW PRODUCTS, SERVICES OR TECHNOLOGIES, OR SUCCESSFULLY COMPETE IN OUR TARGET MARKETS, OUR REVENUE AND FINANCIAL RESULTS WILL BE ADVERSELY IMPACTED.

We design, develop and market software for website user enhancement for sales. Our success depends to a significant extent on our ability to meet the evolving needs of these markets and to enhance our existing products, solutions and technologies. In addition, our success depends on our ability to identify emerging industry trends and to develop new products, solutions and technologies. Our existing markets and products and new markets and products may require a considerable investment of technical, financial, compliance, sales and marketing resources.

We cannot assure you that our strategic direction will result in innovative products and technologies that provide value to our customers and partners. If we fail to anticipate the changing needs of our target markets and emerging technology trends, or adapt that strategy as market conditions evolve, in a timely manner to exploit potential market opportunities our business will be harmed. In addition, if demand for products and solutions from these markets is below our expectations, if we fail to achieve consumer or market acceptance of them or if we are not able to develop these products and solutions in a cost effective or efficient manner, we may not realize benefits from our strategy.

Our target markets remain extremely competitive, and we expect competition to intensify as current competitors expand their product and/or service offerings, industry standards continue to evolve and new competitors enter these markets. If we are unable to successfully compete in our target markets, demand for our products, solutions and technologies could decrease, which would cause our revenue to decline and our financial results to suffer.

OUR PRODUCT STRATEGY MAY NOT ADDRESS THE DEMANDS OF OUR TARGET CUSTOMERS AND MAY NOT LEAD TO INCREASED REVENUE IN A TIMELY MANNER OR AT ALL, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND LIMIT OUR ABILITY TO GROW.

We have adopted a product strategy that focuses on our core business of software for websites. With this strategy, we continue to make further investments in the development of our product, with particular focus on adding increased “stickiness” to implement sales through online websites. Such markets may not develop or may take longer to develop than we expect. We cannot assure you that the products we are developing will adequately address the demands of our target customers, or that we will be able to produce our new products at costs that enable us to price these products competitively.

OUR REVENUE AND OPERATING RESULTS CAN FLUCTUATE FROM PERIOD TO PERIOD, WHICH COULD CAUSE OUR SHARE PRICE TO DECLINE.

Our revenue and operating results have fluctuated in the past and may fluctuate from period to period in the future due to a variety of factors, many of which are beyond our control. Factors that may contribute to these fluctuations include those described in this "Risk Factors" section of this report, such as the timing, changes in or cancellation of orders by customers, market acceptance of our products and our customers’ products and the timing and extent of product development costs. Additionally, our business is subject to seasonality related to the markets we serve and the location of our customers. For example, we have historically experienced higher revenue from the projector market in the third quarter of the year, and lower revenue in the first quarter of the year. As a result of these and other factors, the results of any prior quarterly or annual periods should not be relied upon as indications of our future revenue or operating performance. Fluctuations in our revenue and operating results could cause our share price to decline.

IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FROM OPERATIONS AND ARE FORCED TO SEEK ADDITIONAL FINANCING ALTERNATIVES, OR IN THE EVENT WE ACQUIRE OR MAKE AN INVESTMENT IN COMPANIES THAT COMPLEMENT OUR BUSINESS, OUR WORKING CAPITAL MAY BE ADVERSELY AFFECTED AND OUR SHAREHOLDERS MAY EXPERIENCE DILUTION OR OUR OPERATIONS MAY BE IMPAIRED.

We may be unable to generate or sustain positive cash flow from operating activities and would then be required to use existing cash and cash equivalents to support our working capital and other cash requirements. Additionally, from time to time, we may evaluate acquisitions of, or investments in, businesses, products or technologies that complement our business. Any transactions, if consummated, may consume a material portion of our working capital or require the issuance of equity securities that may result in dilution to existing shareholders.

If additional funds are required to support our working capital requirements, acquisitions or other purposes, we may seek to raise funds through debt and equity financing or from other sources. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our shareholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing shareholders. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility, and would also require us to incur interest expense. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

OUR INTERNATIONAL OPERATIONS EXPOSE US TO RISKS RESULTING FROM THE FLUCTUATIONS OF FOREIGN CURRENCIES.

We are exposed to risks resulting from the fluctuations of foreign currencies at this time, primarily those of the UK. We sell our products to marketers that incorporate our product into websites in the UK. While sales of our products License are denominated in U.S. dollars, the products sold by Licenses are denominated in foreign currencies. Accordingly, any strengthening of the U.S. dollar against these foreign currencies will increase the foreign currency price equivalent of our products, which could lead to a change in the competitive nature of these products in the marketplace. This, in turn, could lead to a reduction in revenue.

In addition, a portion of our operating expenses, such as employee salaries and foreign income taxes, are denominated in foreign currencies. Accordingly, our operating results are affected by changes in the exchange rate between the U.S. dollar and those currencies. Any future strengthening of those currencies against the U.S. dollar may negatively impact our operating results by increasing our operating expenses as measured in U.S. dollars.

In such an event, the corresponding income or expense that is dictated by U.S. GAAP accounting may impact our financial results.

FAILURE TO COMPLY WITH ANTI-BRIBERY, ANTI-CORRUPTION, AND ANTI-MONEY LAUNDERING LAWS COULD SUBJECT US TO PENALTIES AND OTHER ADVERSE CONSEQUENCES.

We are subject to the Foreign Corrupt Practices Act ("FCPA") and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions. From time to time, we may leverage third parties to help conduct our businesses abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, our business, results of operations and financial condition.

OUR REPORTED FINANCIAL RESULTS MAY BE MATERIALLY AND ADVERSELY AFFECTED BY CHANGES IN ACCOUNTING PRINCIPLES GENERALLY ACCEPTED IN THE UNITED STATES.

Generally accepted accounting principles in the United Sates are subject to interpretation by the Financial Accounting Standards Board ("FASB"), the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results and could materially and adversely affect the transactions completed before the announcement of a change. Additionally, the adoption of new or revised accounting principles may require that we make significant changes to our systems, processes and controls.

CONTINUED COMPLIANCE WITH REGULATORY AND ACCOUNTING REQUIREMENTS WILL BE CHALLENGING AND WILL REQUIRE SIGNIFICANT RESOURCES.

We spend a significant amount of management time and external resources to comply with changing laws, regulations and standards relating to corporate governance and public disclosure, including evolving SEC rules and regulations, Nasdaq Market rules, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the Sarbanes-Oxley Act of 2002, which requires management’s annual review and evaluation of internal control over financial reporting. Failure to comply with these laws and rules could lead to investigation by regulatory authorities, de-listing from the Nasdaq Market, or penalties imposed on us.

WE MAY BE UNABLE TO SUCCESSFULLY MANAGE ANY FUTURE GROWTH, INCLUDING THE INTEGRATION OF ANY ACQUISITION OR EQUITY INVESTMENT, WHICH COULD DISRUPT OUR BUSINESS AND SEVERELY HARM OUR FINANCIAL CONDITION.

If we fail to effectively manage any future internal growth, our operating expenses may increase more rapidly than our revenue, adversely affecting our financial condition and results of operations. To manage any future growth effectively in a rapidly evolving market, we must be able to maintain and improve our operational and financial systems, train and manage our employee base and attract and retain qualified personnel with relevant experience. We could spend substantial amounts of time and money in connection with expansion efforts for which we may not realize any profit. Our systems, procedures, controls or financial resources may not be adequate to support our operations and we may not be able to grow quickly enough to exploit potential market opportunities. In addition, we may not be able to successfully integrate the businesses, products, technologies or personnel of any entity that we might acquire in the future, or we may fail to realize the anticipated benefits of any such acquisition. The successful integration of any acquired business as well as the retention of personnel may require significant attention from our management and could divert resources from our existing business, which in turn could have an adverse effect on our business operations. Acquired assets or businesses may not achieve the anticipated benefits we expect due to a number of factors including: unanticipated costs or liabilities associated with such acquisition, including in the case of acquisitions we may make outside of the United States, difficulty in operating in foreign countries or complying with foreign regulatory requirements, incurrence of acquisition-related costs, harm to our relationships with existing customers as a result of such acquisition, harm to our brand and reputation, the loss of key employees in the acquired businesses, use of resources that are needed in other parts of our business, and use of substantial portions of our available cash to consummate any such acquisition. Any failure to successfully integrate any entity we may acquire or any failure to achieve the anticipated benefits of any such acquisition could disrupt our business and seriously harm our financial condition.

INCREASING ATTENTION ON ENVIRONMENTAL, SOCIAL AND GOVERNANCE ("ESG") MATTERS MAY HAVE A NEGATIVE IMPACT ON OUR BUSINESS, IMPOSE ADDITIONAL COSTS ON US, AND EXPOSE US TO ADDITIONAL RISKS.

Companies are facing increasing attention from investors, customers, partners, consumers and other stakeholders relating to ESG matters, including environmental stewardship, social responsibility, diversity and inclusion, racial justice and workplace conduct. In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Such ratings are used by some investors to inform their investment and voting decisions. Unfavorable ESG ratings may lead to negative investor sentiment toward the Company, which could have a negative impact on our stock price and our access to and costs of capital.

We are in the process of establishing corporate social responsibility programs aligned with sound environmental, social and governance principles. These programs reflect our current initiatives and are not guarantees that we will be able to achieve them. Our ability to successfully execute these initiatives and accurately report our progress presents numerous operational, financial, legal, reputational and other risks, many of which are outside our control, and all of which could have a material negative impact on our business. Additionally, the implementation of these initiatives imposes additional costs on us. If our ESG initiatives fail to satisfy investors, customers, partners and our other stakeholders, our reputation, our ability to sell products and services to customers, our ability to attract or retain employees, and our attractiveness as an investment, business partner or acquirer could be negatively impacted. Similarly, our failure or perceived failure to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could also have similar negative impacts and expose us to government enforcement actions and private litigation.

RISK FACTORS RELATED TO AI PERSONALIZATION ENGINE SOFTWARE

THE “YOUNEEQAI” BRAND MAY NOT BECOME AS WIDELY KNOWN AS INCUMBENTS’ BRANDS OR THE BRAND MAY BECOME TARNISHED.

Many of our competitors have brands that are well recognized. As a relatively new entrant into the software market, we spend considerable money and other resources to create brand awareness and build our reputation. We may not be able to build brand awareness, and our efforts at building, maintaining and enhancing our reputation could fail. Complaints or negative publicity about our business practices, our marketing and advertising campaigns, our compliance with applicable laws and regulations, the integrity of the data that we provide to consumers or business partners, data privacy and security issues, and other aspects of our business, whether valid or not, could diminish confidence in our brand, which could adversely affect our reputation and business. As we expand our product offerings and enter new markets, we need to establish our reputation with new customers, and to the extent we are not successful in creating positive impressions, our business in these newer markets could be adversely affected. There can be no assurance that we will be able to maintain or enhance our reputation, and failure to do so could materially adversely affect our business, results of operations and financial condition. If we are unable to maintain or enhance consumer awareness of our brand cost-effectively, our business, results of operations and financial condition could be materially adversely affected.

Failure to accurately and timely make product, special offers, and personalized recommendations to ecommerce customers could materially and adversely affect our business, financial condition, results of operations, and prospects.

Our AI Personalization must accurately and timely make product, special offers, and personalized recommendations to ecommerce customers in order to fulfill our contractual obligation to ecommerce subscribers. Many factors affect our ability to make suggestions accurately and timely, including the efficacy of our artificial intelligence data and our ability to develop or select and implement appropriate procedures and systems to support our software.

OUR PROPRIETARY ARTIFICIAL INTELLIGENCE ALGORITHMS MAY NOT OPERATE PROPERLY OR AS WE EXPECT THEM TO, WHICH COULD CAUSE OUR SUBSCRIBERS TO SEE NO BENEFIT. MOREOVER, OUR PROPRIETARY ARTIFICIAL INTELLIGENCE ALGORITHMS MAY LEAD TO UNINTENTIONAL BIAS AND DISCRIMINATION.

We utilize the data gathered from the website visitor to determine product personalization and recommendations, personalized and optimized offers and calls to action, improved cart recommendations, landing pages with personalization and optimization, AI-powered personalized site search for ecommerce and content marketing and publishing. The data that we gather through our interactions with customers is evaluated and curated by proprietary artificial intelligence algorithms. The continuous development, maintenance and operation of our deep-learned backend data analytics engine is expensive and complex, and may involve unforeseen difficulties including material performance problems, undetected defects or errors, for example, with new capabilities incorporating artificial intelligence. We may encounter technical obstacles, and it is possible that we may discover additional problems that prevent our proprietary algorithms from operating properly. If our data analytics do not function reliably, we may incorrectly provide recommendations and personalization. Either of these situations could result in customer dissatisfaction with us, which could cause subscribers to cancel their subscription for AI services with us or prevent prospective subscribers from signing up. Additionally, our proprietary artificial intelligence algorithms may lead to unintentional bias and discrimination in the product recommendations, which could subject us to legal or regulatory liability. Any of these eventualities could result in a material and adverse effect on our business, results of operations and financial condition.

REGULATORS MAY LIMIT OUR ABILITY TO DEVELOP OR IMPLEMENT OUR PROPRIETARY ARTIFICIAL INTELLIGENCE ALGORITHMS AND/OR MAY ELIMINATE OR RESTRICT THE CONFIDENTIALITY OF OUR PROPRIETARY TECHNOLOGY, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our future success depends on our ability to continue to develop and implement our proprietary artificial intelligence algorithms, and to maintain the confidentiality of this technology. Changes to existing regulations, their interpretation or implementation, or new regulations could impede our use of this technology or require that we disclose our proprietary technology to our competitors, which could impair our competitive position and result in a material adverse effect on our business, results of operations, and financial condition.

NEW LEGISLATION OR LEGAL REQUIREMENTS MAY AFFECT HOW WE COMMUNICATE WITH OUR CUSTOMERS, WHICH COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS MODEL, FINANCIAL CONDITION, AND RESULTS OF OPERATIONS.

State and federal lawmakers are focusing upon the use of AI broadly, including concerns about transparency, deception, and fairness in particular. Changes in laws or regulations, or changes in the interpretation of laws or regulations by a regulatory authority, specific to the use of AI, may decrease our revenues and earnings and may require us to change the manner in which we conduct some aspects of our business. In addition, our business and operations may be subject to various U.S. federal, state, and local consumer protection laws, including laws which place restrictions on the use of automated tools and technologies to communicate with wireless telephone subscribers or consumers generally. For example, a California law, effective as of July 2019, makes it unlawful for any person to use a bot to communicate with a person in California online with the intent to mislead the other person about its artificial identity for the purpose of knowingly deceiving the person about the content of the communication in order to incentivize a purchase of goods or services in a commercial transaction. Although we have taken steps to mitigate our liability for violations of this and other laws restricting the use of electronic communication tools, no assurance can be given that we will not be exposed to civil litigation or regulatory enforcement. Further, to the extent that any changes in law or regulation further restrict the ways in which our AI software communicates with prospective or current customers, these restrictions could result in a material reduction in our customer acquisition and retention, reducing the growth prospects of our business, and adversely affecting our financial condition and future cash flows.

WE RELY ON ARTIFICIAL INTELLIGENCE AND OUR DIGITAL PLATFORM TO COLLECT DATA POINTS THAT FORM THE BASIS OF OUR PERSONALIZATION, AND ANY LEGAL OR REGULATORY REQUIREMENTS THAT RESTRICT OUR ABILITY TO COLLECT THIS DATA COULD THUS MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION, RESULTS OF OPERATIONS AND PROSPECTS.

We use artificial intelligence and our digital platform to collect data points that we use for AI personalization and recommendations. If federal, state or international regulators were to determine that the type of data we collect, the process we use for collecting this data or how we use it unfairly discriminates against some groups of people, laws and regulations could be interpreted or implemented to prohibit or restrict our collection or use of this data. Existing laws, such as the California Consumer Privacy Act, future laws, and evolving attitudes about privacy protection may impair our ability to collect, use, and maintain data points of sufficient type or quantity to develop and train our artificial intelligence algorithms.

INTERRUPTIONS OR DELAYS IN THE SERVICES PROVIDED BY OUR SOLE PROVIDER OF THIRD-PARTY DATA CENTERS OR OUR INTERNET SERVICE PROVIDERS COULD IMPAIR THE OPERABILITY OF OUR SERVICE AND MAY CAUSE OUR BUSINESS TO SUFFER.

We currently offer our products through our website using Amazon Web Services (“AWS”) data centers, a provider of cloud infrastructure services. We rely on the internet and, accordingly, depend on the continuous, reliable and secure operation of internet servers, related hardware and software, and network infrastructure. Our operations depend on protecting the virtual cloud infrastructure hosted in Amazon Web Services by maintaining its configuration, architecture, and interconnection specifications, as well as the information stored in these virtual data centers and which third-party internet service providers transmit. Furthermore, we have no physical access or control over the services provided by AWS. Although we have disaster recovery plans that utilize multiple AWS locations, the data centers that we use are vulnerable to damage or interruption from human error, intentional bad acts, earthquakes, floods, fires, severe storms, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures, and similar events, many of which are beyond our control, any of which could disrupt our services, prevent customers from accessing our products, destroy customer data, or prevent us from being able to continuously back up and record data. In the event of significant physical damage to one of these data centers, it may take a significant period of time to achieve full resumption of our services, and our disaster recovery planning may not account for all eventualities. Further, a prolonged AWS service disruption affecting our website or online app for any of the foregoing reasons could damage our reputation with current and potential customers, expose us to liability, cause us to lose customers, or otherwise harm our business. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage the AWS services we use. Damage or interruptions to these data centers could harm our business. Moreover, negative publicity arising from these types of disruptions could damage our reputation and may adversely impact use of our website and online app. We do not currently carry business interruption insurance, it may not be sufficient to compensate us for the potentially significant losses, including the potential harm to the future growth of our business that may result from interruptions in our services or products.

AWS enables us to order and reserve server capacity in varying amounts and sizes distributed across multiple regions. AWS provides us with computing and storage capacity pursuant to an agreement that continues until terminated by either party. AWS may terminate the agreement for cause upon 30 days’ notice (i) if we are in material breach of the agreement and the material breach remains uncured for a period of 30 days from receipt of notice of such breach, (ii) if AWS’s relationship with a third-party partner who provides software or other technology AWS uses to provide the service offerings under the agreement expires, terminates or requires AWS to change the way it provides the software or other technology as part of the services it renders pursuant to the agreement, (iii) in order to comply with the law or requests of governmental entities, (iv) if our use of the service offerings under the agreement (w) pose a security risk to the service offerings or any third party under the agreement, (x) could adversely impact AWS’s systems, the service offerings or the systems or content of any other AWS customer, (y) could subject AWS or its affiliates or any third party to liability, or (z) could be fraudulent, or (v) if we are in breach of the payment obligations pursuant to the agreement or we have ceased to operate in the ordinary course, made an assignment for the benefit of creditors or similar disposition of our assets, or become the subject of any bankruptcy, reorganization, liquidation, dissolution or similar proceeding. Termination of the AWS agreement may harm our ability to access data centers we need to host our website and online app or to do so on terms as favorable as those we have with AWS.

As we continue to expand the number of customers to whom we provide our products and services, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of data centers or third-party internet service providers to meet our capacity requirements could result in interruptions or delays in access to our website or online app or impede our ability to scale our operations. In the event that our AWS service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity or damage to such facilities, we could experience interruptions in access to our website or online app as well as delays and additional expense in arranging new facilities and services, which could harm our business, results of operations, and financial condition.

SECURITY INCIDENTS OR REAL OR PERCEIVED ERRORS, FAILURES OR BUGS IN OUR SYSTEMS, WEBSITE OR ALGORITHM COULD IMPAIR OUR OPERATIONS, RESULT IN LOSS OF PERSONAL CUSTOMER INFORMATION, DAMAGE OUR REPUTATION AND BRAND, AND HARM OUR BUSINESS AND OPERATING RESULTS.

Our continued success is dependent on our systems, applications, and software continuing to operate and to meet the changing needs of our customers and users. We rely on our technology and engineering staff and vendors to successfully implement changes to and maintain our systems and services in an efficient and secure manner. Like all information systems and technology, our website and online app may contain material errors, failures, vulnerabilities or bugs, particularly when new features or capabilities are released, and may be subject to computer viruses or malicious code, break-ins, phishing impersonation attacks, attempts to overload our servers with denial-of-service or other attacks, ransomware and similar incidents or disruptions from unauthorized use of our computer systems, as well as unintentional incidents causing data leakage, any of which could lead to interruptions, delays or website or online app shutdowns, or could cause loss of critical data, or the unauthorized disclosure, access, acquisition, alteration or use of personal or other confidential information.

If we experience compromises to our security that result in technology performance, integrity, or availability problems, the complete shutdown of our services or the loss or unauthorized disclosure, access, acquisition, alteration or use of confidential information, customers may lose trust and confidence in us, and customers may decrease the use of our services, or stop using our services entirely. Further, outside parties may attempt to fraudulently induce employees or customers to disclose sensitive information in order to gain access to our information or customers’ information. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently, often they are not recognized until launched against a target, and may originate from less regulated and remote areas around the world, we may be unable to proactively address these techniques or to implement adequate preventative measures. Even if we take steps that we believe are adequate to protect us from cyber threats, hacking against our competitors or other companies could create the perception among our customers or potential customers that our services are not safe to use.

A significant impact on the performance, reliability, security, and availability of our systems, software, or services may harm our reputation, impair our ability to operate, retain future customers or attract new customers, and expose us to legal claims and government action, each of which could have a material adverse impact on our financial condition, results of operations, and growth prospects.

WE EMPLOY THIRD-PARTY LICENSED SOFTWARE FOR USE IN OUR BUSINESS, AND THE INABILITY TO MAINTAIN THESE LICENSES, ERRORS IN THE SOFTWARE WE LICENSE OR THE TERMS OF OPEN-SOURCE LICENSES COULD RESULT IN INCREASED COSTS OR REDUCED SERVICE LEVELS, WHICH WOULD ADVERSELY AFFECT OUR BUSINESS.

Our business relies on certain third-party software obtained under licenses from other companies. We anticipate that we will continue to rely on such third-party software in the future. Although we believe that there are commercially reasonable alternatives to the third-party software we currently license, this may not always be the case, or it may be difficult or costly to replace. In addition, integration of new third-party software may require significant work and require substantial investment of our time and resources. Our use of additional or alternative third-party software would require us to enter into license agreements with third parties, which may not be available on commercially reasonable terms or at all. Many of the risks associated with the use of third-party software cannot be eliminated, and these risks could negatively affect our business.

Additionally, the software powering our technology systems incorporates software covered by open-source licenses. The terms of many open source licenses have not been interpreted by U.S. courts, and there is a risk that the licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to operate our systems. In the event that portions of our proprietary software are determined to be subject to an open source license, we could be required to publicly release the affected portions of our source code or re-engineer all or a portion of our technology systems, each of which could reduce or eliminate the value of our technology systems. Such risk could be difficult or impossible to eliminate and could adversely affect our business, financial condition, and results of operations.

WE MAY FACE PARTICULAR PRIVACY, DATA SECURITY, AND DATA PROTECTION RISKS AS WE CONTINUE TO EXPAND INTO EUROPE IN CONNECTION WITH THE GDPR AND OTHER DATA PROTECTION REGULATIONS.

The GDPR applies to the processing of personal data by our business in the context of our establishments in the European Union. In addition, all portions of our business established outside the European Union may be required to comply with the requirements of the GDPR with respect to the offering of products or services to individuals in the European Union. The GDPR could also apply to our establishments of business outside the European Union if we were to monitor the activities of individuals in the European Union or become established in the European Union. The GDPR increases the maximum level of fines for the most serious compliance failures to the greater of four percent of annual worldwide turnover or €20,000,000.

We may also be subject to the local privacy and data protection laws of the E.U. Member States in which we offer products or services, which can carry penalties and potential criminal sanctions.

The regulatory requirements and restrictions set out in the GDPR include, among others, the following:

●        The GDPR imposes a number of principles with respect to the processing of personal data, including requirements to process personal data lawfully, fairly, and in a transparent manner, to process personal data only to the extent necessary for the purposes required, maintain the accuracy of personal data, limit the retention of personal data for no longer than is necessary, and maintain appropriate technical and organizational security measures against unauthorized processing or accidental loss, destruction, or damage. We are implementing external and internal policies and procedures, technical measures and internal training designed to adhere to those principles;

●        In relation to the transparency principle, the GDPR requires us to provide individuals in the European Union whose personal data we process (“data subjects”) with certain information regarding the processing of their personal data by us, and we have an E.U. privacy policy, which can be found at https://youneeqai.com/privacy-policy/.

●        The GDPR requires us to maintain internal records of our processing activities and to make those records available to regulators on demand;

●        The GDPR imposes restrictions on the export of personal data to countries outside the European Economic Area (“EEA”) to the extent any personal data relating to an individual in the EEA is exported outside the EEA; we are implementing suitable terms for such export as required by the GDPR;

●        The GDPR grants data subjects certain rights, including the right to object to the processing of their personal data by us, to request copies of their personal data from us, to receive information regarding the processing of their personal data and to exercise certain other rights against us in respect of their personal data, and we are implementing internal policies and procedures designed to address those rights; and

●        The GDPR also places limits on the profiling of individuals, i.e. processing of personal data to evaluate certain personal aspects, like analyzing or predicting aspects of a person’s economic situation, health, personal preferences, location, etc. Our AI personalization services were built with the GDPR and CCPA requirements in mind and our services are intended to assist clients in complying with GDPR and CCPA requirements. We are continually monitoring for updates to guidance in this area, however, if subsequent guidance and/or decisions limit our ability to engage in profiling, that may decrease our operational efficiency and result in an increase to the costs of operating our business.

In respect of these measures, we rely on positions and interpretations of the law that have yet to be fully tested before the relevant courts and regulators. If a regulator or court of competent jurisdiction determined that one or more of our compliance efforts does not satisfy the applicable requirements of the GDPR, or if any party brought a claim in this regard, there could be potential governmental or regulatory investigations, enforcement actions, regulatory fines, compliance orders, litigation or public statements against us by consumer advocacy groups or others, and that could cause customers to lose trust in us and damage our reputation. Likewise, a change in guidance could be costly and have an adverse effect on our business.

In addition, Directive 2002/58/EC (as amended by Directive 2009/136/EC) (together, the “e-Privacy Directive”) governs, among other things, the use of cookies and the sending of electronic direct marketing within the European Union and, as such, will apply to our marketing activities within the European Union. The ePrivacy Directive will be replaced by an E.U. regulation known as the ePrivacy Regulation, which is still under development and is expected to replace current national laws that implement the ePrivacy Directive. As agreement of the final text of E-Privacy Regulation has been significantly delayed, various E.U. Data Protection Authorities have published guidance clarifying that opt-in consent is now required in respect of cookies used for marketing and in most cases analytics (the position on the use of first-party cookies for analytics is not clear). The decline of cookies or other tracking technologies as a means to identify and target potential purchases may increase the cost of operating our business and lead to a decline in revenues and impair our ability to collect user information. In addition, legal uncertainties about the legality of cookies and other tracking technologies may lead to regulatory scrutiny and increase potential civil liability under data protection or consumer protection laws. Any such changes may force us to incur substantial costs or require us to change our business practices which could compromise our ability to pursue our growth strategy effectively and may adversely affect our ability to acquire customers or otherwise harm our business, financial condition and operating results.

Any significant change to applicable laws, regulations, interpretations of laws or regulations, or market practices, regarding the use of personal data, or regarding the manner in which we seek to comply with applicable laws and regulations, could require us to make modifications to our products, services, policies, procedures, notices, and business practices, including potentially material changes. Such changes could potentially have an adverse impact on our business.

Starting on January 1, 2021 (when the transitional period following the United Kingdom’s (“UK”) departure from the European Union (“Brexit”) expired), we must also follow the UK GDPR (i.e. the GDPR as implemented into UK law) if we offer services to UK users, monitor their behavior or are established in the United Kingdom. Failure to comply with the UK GDPR can result in fines up to the greater of £17 million (approximately $20 million), or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, for example, what the role of the Information Commissioner’s Office will be following the end of the transitional period. In addition, it is likely that documentation will need to be put in place between UK entities and entities in European member states to ensure adequate safeguards are in place for data transfers, which may mean that our business incurs additional costs with respect to transfers of personal data between the European Union and the UK. We may find it necessary or advantageous to join industry bodies, or self-regulatory organizations, that impose stricter compliance requirements than those set out in applicable laws, including the GDPR. We may also be bound by contractual restrictions that prevent us from participating in data processing activities that would otherwise be permissible under applicable laws, including the GDPR. Such strategic choices may impact our ability to exploit data and may have an adverse impact on our business.

WE MAY BE UNABLE TO PREVENT OR ADDRESS THE MISAPPROPRIATION OF OUR DATA.

From time to time, third parties may misappropriate our data through website scraping, bots or other means and aggregate this data on their websites with data from other companies. In addition, copycat websites may misappropriate data and attempt to imitate our brand or the functionality of our website. If we become aware of such websites or online apps, we intend to employ technological or legal measures in an attempt to halt their operations. However, we may be unable to detect all such websites or online apps in a timely manner and, even if we could, technological and legal measures may be insufficient to halt their operations. In some cases, particularly in the case of websites or online apps operating outside of the United States, our available remedies may not be adequate to protect us against the effect of the operation of such websites or online apps. Regardless of whether we can successfully enforce our rights against the operators of these websites or online apps, any measures that we may take could require us to expend significant financial or other resources, which could harm our business, results of operations or financial condition. In addition, to the extent that such activity creates confusion among consumers or advertisers, our brand and business could be harmed.

FAILURE TO PROTECT OR ENFORCE OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS, RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our success is dependent in part on protecting our intellectual property rights and technology (such as source code, information, data, processes and other forms of information, knowhow and technology). We rely on a combination of copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our intellectual property. However, there are steps that we have not yet taken to protect our intellectual property on a global basis. Additionally, the steps that we have already taken to protect our intellectual property may not be sufficient or effective. Even if we do detect violations, we may need to engage in litigation to enforce our rights.

While we take precautions designed to protect our intellectual property, it may still be possible for competitors and other unauthorized third parties to copy our technology and use our proprietary brand, content and information to create or enhance competing solutions and services, which could adversely affect our competitive position in our rapidly evolving and highly competitive industry. Some license provisions that protect against unauthorized use, copying, transfer and disclosure of our technology may be unenforceable under the laws of certain jurisdictions and foreign countries. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with our third-party providers and strategic partners. We cannot assure you that these agreements will be effective in controlling access to, and use and distribution of, our platform and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our offerings. Such arrangements may limit our ability to protect, maintain, enforce or commercialize such intellectual property rights.

We have filed, and may continue in the future to file, applications to protect certain of our innovations and intellectual property. We do not know whether any of our applications will result in the issuance of a patent, trademark or copyright, as applicable, or whether the examination process will require us to narrow our claims. In addition, we may not receive competitive advantages from the rights granted under our intellectual property. Our existing intellectual property, and any intellectual property granted to us or that we otherwise acquire in the future, may be contested, circumvented or invalidated, and we may not be able to prevent third parties from infringing our rights to our intellectual property. Therefore, the exact effect of the protection of this intellectual property cannot be predicted with certainty. In addition, given the costs, effort, risks and downside of obtaining patent protection, including the requirement to ultimately disclose the invention to the public, we may choose not to seek patent protection for certain innovations. Any failure to adequately obtain such patent protection, or other intellectual property protection, could later prove to adversely impact our business.

We may be required to spend significant resources in order to monitor and protect our intellectual property rights, and some violations may be difficult or impossible to detect. Litigation to protect and enforce our intellectual property rights could be costly, time-consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could impair the functionality of our platform, delay introductions of enhancements to our platform, result in our substituting inferior or more costly technologies into our platform or harm our reputation or brand. In addition, we may be required to license additional technology from third parties to develop and market new offerings or platform features, which may not be on commercially reasonable terms or at all and could adversely affect our ability to compete.

Although we take measures to protect our intellectual property, if we are unable to prevent the unauthorized use or exploitation of our intellectual property, the value of our brand, content, and other intangible assets may be diminished, competitors may be able to more effectively mimic our service and methods of operations, the perception of our business and service to customers and potential customers may become confused, and our ability to attract customers may be adversely affected. Any inability or failure to protect our intellectual property could adversely impact our business, results of operations and financial condition.

CLAIMS BY OTHERS THAT WE INFRINGED THEIR PROPRIETARY TECHNOLOGY OR OTHER INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR BUSINESS.

Companies in the internet and technology industries are frequently subject to litigation based on allegations of infringement or other violations of intellectual property rights. In addition, certain companies and rights holders seek to enforce and monetize patents or other intellectual property rights they own, have purchased or otherwise obtained. As we gain an increasingly high public profile, the possibility of intellectual property rights claims against us grows. From time to time, third parties may assert claims of infringement of intellectual property rights against us. Although we believe that we have meritorious defenses, there can be no assurance that we will be successful in defending against these allegations or reaching a business resolution that is satisfactory to us. Our competitors and others may now and in the future have significantly larger and more mature patent portfolios than us. In addition, future litigation may involve patent holding companies or other adverse patent owners who have no relevant product or service revenue and against whom our own patents may therefore provide little or no deterrence or protection. Many potential litigants, including some of our competitors and patent-holding companies, have the ability to dedicate substantial resources to assert their intellectual property rights. Any claim of infringement by a third party, even those without merit, could cause us to incur substantial costs defending against the claim, could distract our management from our business and could require us to cease use of such intellectual property. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, we risk compromising our confidential information during this type of litigation. We may be required to pay substantial damages, royalties or other fees in connection with a claimant securing a judgment against us, we may be subject to an injunction or other restrictions that prevent us from using or distributing our intellectual property, or from operating under our brand, or we may agree to a settlement that prevents us from distributing our offerings or a portion thereof, which could adversely affect our business, results of operations and financial condition.

With respect to any intellectual property rights claim, we may have to seek out a license to continue operations found to violate such rights, which may not be available on favorable or commercially reasonable terms and may significantly increase our operating expenses. Some licenses may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us. If a third party does not offer us a license to its intellectual property on reasonable terms, or at all, we may be required to develop alternative, non-infringing technology, which could require significant time (during which we would be unable to continue to offer our affected offerings), effort and expense and may ultimately not be successful. Any of these events could adversely affect our business, results of operations and financial condition.

SYSTEM SECURITY AND DATA PROTECTION BREACHES, AS WELL AS CYBER-ATTACKS, COULD DISRUPT OUR OPERATIONS, REDUCE OUR EXPECTED REVENUE AND INCREASE OUR EXPENSES, WHICH COULD ADVERSELY AFFECT OUR STOCK PRICE AND DAMAGE OUR REPUTATION.

Security breaches, computer malware and cyber-attacks have become more prevalent and sophisticated in recent years. These attacks have occurred on our systems in the past and are expected to occur in the future. Experienced computer programmers, hackers and employees may be able to penetrate our security controls and misappropriate or compromise our confidential information, or that of our employees or third parties. These attacks may create system disruptions or cause shutdowns. For portions of our IT infrastructure, including business management and communication software products, we rely on products and services provided by third parties. These providers may also experience breaches and attacks to their products which may impact our systems. Data security breaches may also result from non-technical means, such as actions by an employee with access to our systems.

Actual or perceived breaches of our security measures or the accidental loss, inadvertent disclosure or unapproved dissemination of proprietary information or sensitive or confidential data about us, our partners, our customers or third parties could expose the parties affected to a risk of loss, or misuse of this information, resulting in litigation and potential liability, damage to our brand and reputation or other harm to our business. Our efforts to prevent and overcome these challenges could increase our expenses and may not be successful. We may experience interruptions, delays, cessation of service and loss of existing or potential customers. Such disruptions could adversely impact our ability to fulfill orders and interrupt other critical functions. Delayed sales, lower margins or lost customers as a result of these disruptions could adversely affect our financial results, stock price and reputation.

IF WE ARE NOT ABLE TO RESPOND TO THE RAPID TECHNOLOGICAL CHANGES AND EVOLVING INDUSTRY STANDARDS IN THE MARKETS IN WHICH WE COMPETE, OR SEEK TO COMPETE, OUR PRODUCTS MAY BECOME LESS DESIRABLE OR OBSOLETE.

The markets in which we compete or seek to compete are subject to rapid technological change and miniaturization capabilities, frequent new product introductions, changing customer requirements for new products and features and evolving industry standards. The introduction of new technologies and emergence of new industry standards could render our products less desirable or obsolete, which could harm our business and significantly decrease our revenue. Examples include the increased adoption of artificial intelligence in visual processing systems, the growing use of broadband to deliver video content, increased display resolution and size, faster screen refresh rates, video capability such as High Dynamic Range, the proliferation of new display devices and the drive to network display devices together. Our failure to predict market needs accurately or to timely develop new competitively priced products or product enhancements that incorporate new industry standards and technologies, including integrated circuits with increasing levels of integration and new features, using smaller geometry process technologies, may harm market acceptance and sales of our products.

Our products are incorporated into our customers’ websites. If our customers’ products are not compatible with our software, consumers will not purchase these products and the markets for our customers’ products could be significantly reduced. Additionally, if the technology used by our customers becomes less competitive due to cost, customer preferences or other factors relative to alternative technologies, sales of our products could decline.

RISK FACTORS RELATED TO OUR STOCK

WE CAN GIVE NO ASSURANCE OF SUCCESS OR PROFITABILITY TO OUR INVESTORS.

Cash flows generated from operating activities were not enough to support all working capital requirements for years ended December 31, 2023 and 2022. Financing activities described below have helped with working capital and other capital requirements. We incurred ($9,036,549) and ($33,356,518), respectively, in losses, and we used ($457,221) and ($599,574), respectively, in cash for operations for the years ended December 31, 2023 and 2022. Cash flows used in investing activities were $0 and $0, respectively, for the years ended December 31, 2023 and December 31, 2022. Cash flows from financing activities were $161,485 and $646,379, respectively, for the same periods. These factors cause substantial doubt about our ability to continue as a going concern for a period of one year from the issuance of these financial statements.

In order for us to continue as a going concern, we will need to obtain additional debt or equity financing and look for companies with cash flow positive operations that we can acquire. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. Most of our existing financing arrangements are short-term. If we are unable to obtain additional debt or equity financing, we may be required to significantly reduce or cease operations.

Our sources of capital are loans and sales of equity from common or preferred stock. We have no commitments for loans or equity sales at this date.

WE MAY IN THE FUTURE ISSUE MORE SHARES OF COMMON STOCK WHICH COULD CAUSE A LOSS OF CONTROL BY OUR PRESENT MANAGEMENT AND CURRENT STOCKHOLDERS.

We may issue further shares as consideration for the cash or assets or services out of our authorized but unissued common stock that would, upon issuance, represent a majority of the voting power and equity of our Company. The result of such an issuance would be those new stockholders and management would control our Company, and persons unknown could replace our management at this time. Such an occurrence would result in a greatly reduced percentage of ownership of our Company by our current shareholders, which could present significant risks to investors.

WE HAVE AUTHORIZED AND DESIGNATED SERIES A PREFERRED CONVERTIBLE STOCK.

Series A Preferred Convertible Stock (the “Series A Preferred”) of which 3,440 shares of preferred stock have been authorized for the class. Each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into 10,000 shares of fully paid and non-assessable Common Stock. At this time, all shares of the Series A Preferred have been issued to Digital Cavalier Technology Services, Inc.

WE CAN ISSUE FUTURE SERIES OF SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF COMMON SHAREHOLDERS.

Our Articles of Incorporation permit our Board of Directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of stock and to issue such stock without approval from our shareholders. The rights of holders of common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our Company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

OUR OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH WE MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in our Articles of Incorporation, Bylaws, or minutes which require officers and directors of our business to disclose to us business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to us to disclose to us any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company. We have no intention of merging with or acquiring business opportunity from any affiliate or officer or director. (See “Conflicts of Interest” at page 56)

Mr. Galbraith and Mr. Romano serve as CEO and advisor, respectively, of Digital Cavalier Technology Services Inc., the licensor of YouneeqAI to and the controlling shareholder of the Company. This may give rise to conflicts of interest including, among other things, time, efforts, and corporate opportunity.

None of our Officers and Directors has any interest in any competitive business to ours or any service provider to our Company, other than in relation to the license agreement. The other businesses in which our officers and directors now participate have no relation to our business, do not compete with our business and do not supply services, materials, or technology to our business. We see the primary conflict as one of necessary time devoted to the Company business and internal controls and procedures for accounting for our quarterly and annual reports under Section 13(a) of the Securities Exchange Act of 1934, which must be filed timely under the section and quarterly reviews and annual audits by our auditors which require adequate record keeping.

WE HAVE AGREED TO INDEMNIFICATION OF OFFICERS AND DIRECTORS AS IS PROVIDED BY NEVADA REVISED STATUTES

Nevada Revised Statutes provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney’s fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person’s promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us that we will be unable to recoup.

OTHERS MAY BRING INFRINGEMENT OR INDEMNIFICATION ACTIONS AGAINST US THAT COULD BE TIME-CONSUMING AND EXPENSIVE TO DEFEND.

We may become subject to claims involving patents or other intellectual property rights. In recent years, there has been significant litigation in the U.S. and in other jurisdictions involving patents and other intellectual property rights. This litigation is particularly prevalent in the semiconductor industry, in which a number of companies aggressively use their patent portfolios to bring infringement claims. In recent years, there has been an increase in the filing of so-called "nuisance suits," alleging infringement of intellectual property rights. These claims may be asserted initially or as counterclaims in response to claims made by a company alleging infringement of intellectual property rights. These suits pressure defendants into entering settlement arrangements to quickly dispose of such suits, regardless of merit. We may also face claims brought by companies that are organized solely to hold and enforce patents. In addition, we may be required to indemnify our customers against IP claims related to their usage of our products as certain of our agreements include indemnification provisions from third parties relating to our intellectual property.

IP claims could subject us to significant liability for damages and invalidate our proprietary rights. Responding to such claims, regardless of their merit, can be time-consuming, result in costly litigation, divert management’s attention and resources and cause us to incur significant expenses. As each claim is evaluated, we may consider the desirability of entering into settlement or licensing agreements. No assurance can be given that settlements will occur or that licenses can be obtained on acceptable terms or that litigation will not occur. In the event there is a temporary or permanent injunction entered prohibiting us from marketing or selling certain of our products, or a successful claim of infringement against us requiring us to pay damages or royalties to a third-party and we fail to develop or license a substitute technology, our business, results of operations or financial condition could be materially adversely affected. Any IP litigation or claims also could force us to do one or more of the following:

•stop selling products using technology that contains the allegedly infringing IP;

•attempt to obtain a license to the relevant IP, which may not be available on terms that are acceptable to us or at all;

•attempt to redesign those products that contain the allegedly infringing IP; or

•pay damages for past infringement claims that are determined to be valid or which are arrived at in settlement of such litigation or threatened litigation.

If we are forced to take any of the foregoing actions, we may incur significant additional costs or be unable to manufacture and sell our products, which could seriously harm our business. In addition, we may not be able to develop, license or acquire non-infringing technology under reasonable terms. These developments could result in an inability to compete for customers or otherwise adversely affect our results of operations.

OUR DIRECTORS’ LIABILITY TO US AND SHAREHOLDERS IS LIMITED.

Nevada Revised Statutes exclude personal liability of our directors and our stockholders for monetary damages for breach of fiduciary duty except in certain specified circumstances. Accordingly, we will have a much more limited right of action against our directors than otherwise would be the case. This provision does not affect the liability of any director under federal or applicable state securities laws.

We have no full-time employees which may impede our ability to carry on our business. Our officer, Murray Galbraith, is an independent consultant who splits up to 75 hours per week between Company business and the business of the licensor, Digital Cavalier Technology Services, Inc. The lack of full-time employees may very well prevent the Company’s operations from being efficient, and may impair the business progress and growth, which is a risk to any investor.

OUR STOCK PRICES IN THE MARKET MAY BE VOLATILE.

The value of our Common stock following this offering may be highly volatile and could be subject to fluctuations in price in response to various factors, some of which are beyond our control. These factors include:

•	quarterly variations in our results of operations or those of our competitors;
•	announcements by us or our competitors of acquisitions, new products, significant contracts, commercial relationships or capital commitments;
•	disruption to our operations or those of other sources critical to our operations;
•	the emergence of new competitors or new technologies;
•	our ability to develop and market new and enhanced products on a timely basis;
•	seasonal or other variations in our subscriber base;
•	commencement of, or our involvement in, litigation;
•	availability of additional spectrum;
•	dilutive issuances of our stock or the stock of our subsidiaries, or the incurrence of additional debt;
•	changes in our board or management;
•	adoption of new or different accounting standards;
•	changes in governmental regulations or in the status of our regulatory approvals;
•	changes in earnings estimates or recommendations by securities analysts; and
•	general economic conditions and slow or negative growth of related markets.

In addition, the stock market in general, and the market for shares of event companies in particular, has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. We expect the value of our common stock will be subject to such fluctuations.

A LIMITED PUBLIC MARKET EXISTS FOR OUR COMMON STOCK AT THIS TIME, AND THERE IS NO ASSURANCE OF A FUTURE MARKET.

There is a limited public market for our common stock, and no assurance can be given that a market will continue or that a shareholder ever will be able to liquidate his investment without considerable delay, if at all. If a market should continue, the price may be highly volatile. Factors such as those discussed in the “Risk Factors” section may have a significant impact upon the market price of the shares offered hereby. Due to the low price of our securities, many brokerage firms may not be willing to effect transactions in our securities. Even if a purchaser finds a broker willing to affect a transaction in our shares, the combination of brokerage commissions, state transfer taxes, if any, and any other selling costs may exceed the selling price. Further, many lending institutions will not permit the use of our shares as collateral for any loans.

OUR STOCK WILL, IN ALL LIKELIHOOD, BE THINLY TRADED AND AS A RESULT YOU MAY BE UNABLE TO SELL AT OR NEAR ASK PRICES OR AT ALL IF YOU NEED TO LIQUIDATE YOUR SHARES.

The shares of our common stock may be thinly traded. We are a small company which is relatively unknown to stock analysts, stock brokers, institutional stockholders and others in the investment community that generate or influence sales volume, and that even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of any of our securities until such time as we became more seasoned and viable. As a consequence, there may be periods of several days or more when trading activity in our securities is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on Securities price. We cannot give you any assurance that a broader or more active public trading market for our common securities will develop or be sustained, or that any trading levels will be sustained. Due to these conditions, we can give stockholders no assurance that they will be able to sell their shares at or near ask prices or at all if they need money or otherwise desire to liquidate their securities.

THE REGULATION OF PENNY STOCKS BY SEC AND FINRA MAY DISCOURAGE THE TRADABILITY OF OUR SECURITIES.

We are a “penny stock” company. None of our securities currently trade in any market and, if ever available for trading, will be subject to a Securities and Exchange Commission rule that imposes special sales practice requirements upon broker-dealers who sell such securities to persons other than established customers or accredited investors. For purposes of the rule, the phrase “accredited investors” means, in general terms, institutions with assets in excess of $5,000,000, or individuals having a net worth in excess of $1,000,000 or having an annual income that exceeds $200,000 (or that, when combined with a spouse’s income, exceeds $300,000). For transactions covered by the rule, the broker-dealer must make a special suitability determination for the purchaser and receive the purchaser’s written agreement to the transaction prior to the sale. Effectively, this discourages broker-dealers from executing trades in penny stocks. Consequently, the rule will affect the ability of purchasers to sell their securities in any market that might develop therefore because it imposes additional regulatory burdens on penny stock transactions.

In addition, the Securities and Exchange Commission has adopted a number of rules to regulate “penny stocks”. Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities and Exchange Act of 1934, as amended. Because our securities constitute “penny stocks” within the meaning of the rules, the rules would apply to us and to our securities. The rules will further affect the ability of owners of shares to sell our securities in any market that might develop for them because it imposes additional regulatory burdens on penny stock transactions.

Shareholders should be aware that, according to the Securities and Exchange Commission, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced salespersons; (iv) excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired consequent investor losses. Our management is aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, management will strive within the confines of practical limitations to prevent the described patterns from being established with respect to our securities.

Inventory in penny stocks have limited remedies in the event of violations of penny stock rules. While the courts are always available to seek remedies for fraud against us, most, if not all, brokerages require their customers to sign mandatory arbitration agreements in conjunction with opening trading accounts. Such arbitration may be through an independent arbiter. Investors may file a complaint with FINRA against the broker allegedly at fault, and FINRA may be the arbiter, under FINRA rules. Arbitration rules generally limit discovery and provide more expedient adjudication, but also provide limited remedies in damages, usually only the actual economic loss in the account. Investors should understand that if a fraud case is filed against a company in the courts it may be vigorously defended and may take years and great legal expenses and costs to pursue, which may not be economically feasible for small investors.

That absent arbitration agreements, specific legal remedies available to investors of penny stocks include the following:

If a penny stock is sold to the investor in violation of the requirements listed above, or other federal or state securities laws, the investor may be able to cancel the purchase and receive a refund of the investment.

If a penny stock is sold to the investor in a fraudulent manner, the investor may be able to sue the persons and firms that committed the fraud for damages.

The fact that we are a penny stock company will cause many brokers to refuse to handle transactions in the stocks, and may discourage trading activity and volume, or result in wide disparities between bid and ask prices. These may cause investors significant illiquidity of the stock at a price at which they may wish to sell or in the opportunity to complete a sale. Investors will have no effective legal remedies for these illiquidity issues.

WE WILL PAY NO DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid dividends on our common stock and do not anticipate paying such dividends in the foreseeable future.

RULE 144 SALES IN THE FUTURE MAY HAVE A DEPRESSIVE EFFECT ON OUR STOCK PRICE.

All of the outstanding shares of common stock held by our present officers, directors, and affiliate stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. As restricted Shares, these shares may be resold only pursuant to an effective registration statement or under the requirements of Rule 144 or other applicable exemptions from registration under the Act and as required under applicable state securities laws. Rule 144 provides in essence that a person who has held restricted securities for six months, under certain conditions, sell every three months, in brokerage transactions, a number of shares that does not exceed the greater of 1.0% of a company’s outstanding common stock or the average weekly trading volume during the four calendar weeks prior to the sale. There is no limit on the amount of restricted securities that may be sold by a non-affiliate after the owner has held the restricted securities for a period of six months. A sale under Rule 144 or under any other exemption from the Act, if available, or pursuant to subsequent registration of shares of common stock of present stockholders, may have a depressive effect upon the price of the common stock in any market that may develop.

ANY SALES OF OUR COMMON STOCK, IF IN SIGNIFICANT AMOUNTS, ARE LIKELY TO DEPRESS THE FUTURE MARKET PRICE OF OUR SECURITIES.

Assuming all of the shares of common stock held by the selling security holders registered under our effective Form S-1 registration statement are sold, we would have 35,814,742 new shares that are freely tradable and therefor available for sale, in market or private transactions.

Unrestricted sales of 35,814,742 shares of stock by our selling stockholders could have a huge negative impact on our share price, and the market for our shares.

OUR STOCKHOLDERS MAY SUFFER FUTURE DILUTION DUE TO ISSUANCES OF SHARES FOR VARIOUS CONSIDERATIONS IN THE FUTURE.

There may be substantial dilution to our stockholders as a result of future decisions of the Board to issue shares without shareholder approval for cash, services, or acquisitions.

ANY NEW POTENTIAL INVESTORS WILL SUFFER A DISPROPORTIONATE RISK AND THERE WILL BE IMMEDIATE DILUTION OF EXISTING INVESTOR’S INVESTMENTS.

Our present shareholders have acquired their securities at a cost significantly less than that which the investors purchasing pursuant to shares will pay for their stock holdings or at which future purchasers in the market may pay. Therefore, any new potential investors will bear most of the risk of loss.

COVID-19 EFFECTS ON THE ECONOMY MAY NEGATIVELY AFFECT OUR COMPANY BUSINESS.

In December 2019, COVID-19 emerged and has subsequently spread worldwide. The World Health Organization declared COVID-19 a pandemic resulting in federal, state and local governments and private entities mandating various restrictions, including travel restrictions, restrictions on public gatherings, stay at home orders and advisories and quarantining of people who may have been exposed to the virus.

As the COVID-19 pandemic is complex and rapidly evolving, we cannot reasonably estimate the duration and severity of this pandemic, which could have a material adverse impact on our business, results of operations, financial position and cash flows.

The threat of a recession, inflation, and other economic impacts may reduce the potential client base on which we rely.

WE CAN ISSUE SHARES OF PREFERRED STOCK WITHOUT SHAREHOLDER APPROVAL, WHICH COULD ADVERSELY AFFECT THE RIGHTS OF COMMON SHAREHOLDERS.

Our Articles of Incorporation permit our Board of Directors to establish the rights, privileges, preferences and restrictions, including voting rights, of future series of stock and to issue such stock without approval from our shareholders. The rights of holders of common stock may suffer as a result of the rights granted to holders of preferred stock that may be issued in the future. In addition, we could issue preferred stock to prevent a change in control of our Company, depriving common shareholders of an opportunity to sell their stock at a price in excess of the prevailing market price.

WE ARE A REPORTING COMPANY DUE TO THE EFFECTIVENESS OF OUR S-1 REGISTRATION STATEMENT.

We are subject to the reporting requirements under the Securities and Exchange Act of 1934, Section 13a, due to the effectiveness of our Registration Statement on Form S-1 which became effective February 13, 2024. As a result, stockholders will have access to the information required to be reported by publicly held companies under the Exchange Act and the regulations thereunder. As a result, we will be subject to legal and accounting expenses that private companies are not subject to and this could affect our ability to generate operating income.

THE INTEREST OF OUR CURRENT OR POTENTIAL SIGNIFICANT SHAREHOLDERS MAY CONFLICT WITH OTHER SHAREHOLDERS AND THEY MAY ATTEMPT TO EFFECT CHANGES OR ACQUIRE CONTROL, WHICH COULD ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITION.

Our shareholders may from time to time engage in proxy solicitations, advance shareholder proposals, acquire control or otherwise attempt to effect changes, including by directly voting their shares on shareholder proposals. Campaigns by shareholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term shareholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist shareholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. Additionally, uncertainty over our direction and leadership may negatively impact our relationship with our customers and make it more difficult to attract and retain qualified personnel and business partners. As a result, shareholder campaigns could adversely affect our results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. CYBERSECURITY

We place the utmost importance on the security of our systems and the data we handle. We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes.

To identify and assess risks from cybersecurity threats, we evaluate a variety of developments including threat intelligence, vulnerabilities of third parties, including any auditors or consultants who advise on our cybersecurity systems, evolving regulatory requirements, and observed cybersecurity incidents, among others. We regularly conduct risk assessments to evaluate the maturity and effectiveness of our systems and processes in addressing cybersecurity threats and to identify any areas for remediation and opportunities for enhancements. The results of such assessments are evaluated by management and reported to our board of directors, and we continue to adjust our cybersecurity policies, standards, processes, and practices as necessary.

Our Board is responsible for the oversight of risks from cybersecurity threats and directly oversees our cybersecurity policies and practices, internal controls regarding information security, and compliance with legal and regulatory requirements regarding cybersecurity risks. The Board receives regular reports and updates on cybersecurity matters from our management, including developments on existing and new cybersecurity risks and how management is addressing and/or mitigating such risks, cybersecurity and data privacy incidents (if any), the status of key information security initiatives, vulnerability assessments, as well as on existing and emerging threat landscapes. Additionally, on at least an annual basis, the Board reviews and discusses with management our policies and programs with respect to cybersecurity threats.

We do not have a dedicated security team, but our Chief Executive Officer monitors the prevention, detection, mitigation, and remediation of cybersecurity threats and incidents in accordance with our incident response and recovery plans. Threats and incidents that are identified as potentially significant are promptly reported to the Board. Our dedicated CEO has over 10 years of experience in managing and monitoring cybersecurity.

While risks from cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected and are not reasonably likely to materially affect our Company, including our business strategy, results of operations, or financial condition, we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. See “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K for further information regarding cybersecurity risks.

ITEM 2. PROPERTIES.

Description of properties/assets

(a)	Real Estate.	None.
(b)	Title to properties.	None.
(c)	Patents, Trade Names, Trademarks and Copyrights	See below.

Our executive offices are located in Lakewood, Colorado. We do not own any real property but lease office space. We believe that substantially all of our property and equipment is in good condition, subject to normal wear and tear, and that our facilities have sufficient capacity to meet the current needs of our business.

Patents, trade names, trademarks and copyrights

Either directly or through our subsidiaries, we may have rights in various patents, trade names, trademarks, copyrights and other intellectual property necessary to conduct our business. Our services often use the intellectual property of others, including licensed software. We also occasionally license our intellectual property to others as we deem appropriate.

We may periodically receive offers from third parties to purchase or obtain licenses or rights agreements for intellectual property in exchange for royalties or other payments. We also periodically receive notices, or may be named in lawsuits, alleging that our products or services infringe on patents or other intellectual property rights of third parties. In certain instances, these matters can potentially adversely impact our operations, operating results or financial position. For additional information, see “Risk Factors”.

ITEM 3. LEGAL PROCEEDINGS.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect. We anticipate that we (including current and any future subsidiaries) will from time to time become subject to claims and legal proceedings arising in the ordinary course of business. It is not feasible to predict the outcome of any such proceedings and we cannot assure that their ultimate disposition will not have a materially adverse effect on our business, financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURE.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Currently there is a limited public trading market for our stock as quoted on the OTCQB under the symbol YQAI.

The following table sets forth the high and low bid quotations of our common stock for the periods indicated:

Fiscal 2023	Low	High
First Quarter – ended March 31, 2023	$0.18	$1.00
Second Quarter – ended June 30, 2023	$0.25	$0.98
Third Quarter – ended September 30, 2023	$0.13	$0.26
Fiscal 2022	Low	High
First Quarter – ended March 31, 2022	$0.20	$1.00
Second Quarter – ended June 30, 2022	$0.27	$0.95
Third Quarter – ended September 30, 2022	$0.50	$0.95
Fourth Quarter – ended December 31, 2022	$0.30	$0.51
Fiscal 2021	Low	High
First Quarter – ended March 31, 2021	$2.00	$2.77
Second Quarter – ended June 30, 2021	$1.02	$2.60
Third Quarter – ended September 30, 2021	$0.98	$1.78
Fourth Quarter – ended December 31, 2021	$0.20	$1.00
Fiscal 2020	Low	High
First Quarter – ended March 31, 2020	$3.25	$4.74
Second Quarter – ended June 30, 2020	$2.85	$4.70
Third Quarter – ended September 30, 2020	$2.50	$4.00
Fourth Quarter – ended December 31, 2020	$1.00	$4.00

Rules Governing Low-price Stocks That May Affect Our Shareholders' Ability to Resell Shares of Our Common Stock

Quotations on the OTC Pink reflect inter-dealer prices, without retail mark-up, markdown or commission and may not reflect actual transactions. Our common stock will be subject to certain rules adopted by the SEC that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are securities with a price of less than $5.00, other than securities registered on certain national exchanges or quoted on the NASDAQ system, provided that the exchange or system provides current price and volume information with respect to transaction in such securities. The additional sales practice and disclosure requirements imposed upon broker-dealers are and may discourage broker-dealers from effecting transactions in our shares which could severely limit the market liquidity of the shares and impede the sale of shares in the secondary market.

The penny stock rules require broker-dealers, prior to a transaction in a penny stock not otherwise exempt from the rules, to make a special suitability determination for the purchaser to receive the purchaser’s written consent to the transaction prior to sale, to deliver standardized risk disclosure documents prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer must also provide the customer with current bid and offer quotations for the penny stock. In addition, the penny stock regulations require the broker-dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, unless the broker-dealer or the transaction is otherwise exempt. A broker-dealer is also required to disclose commissions payable to the broker-dealer and the registered representative and current quotations for the securities. Finally, a broker-dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

Holders

As of the filing of this Form 10-K, we have approximately 107 shareholders of record of our common stock. Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about us. Under Rule 144, a person who has not been an affiliate at any time during the three months preceding a sale, and who has beneficially owned the shares proposed to be sold for at least 6 months, is entitled to sell shares without complying with the manner of sale, volume limitation or notice provisions of Rule 144.

As of the date of this Form 10-K, our shareholders hold 110,863,933 shares of common stock and 1,155 shares of Series A Preferred Stock.

Dividends

As of the filing of this Form 10-K, we have not paid any dividends on our common stock to shareholders. There are no restrictions which would limit our ability to pay dividends on common equity or that are likely to do so in the future. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend; we would not be able to pay our debts as they become due in the usual course of business; or our total assets would be less than the sum of the total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Common Stock

The Company is presently authorized to issue two hundred million (200,000,000) shares of its $0.001 par value common shares. A total of 103,613,933 common shares are issued and outstanding as of April 2, 2024. At December 31, 2023 and 2022, there were a total of 69,945,348 and 28,129,808 shares of common stock issued and outstanding, respectively.

All shares, when issued, will be fully paid and non-assessable. All shares are equal to each other with respect to voting, liquidation, and dividend rights. Special Stockholders' meetings may be called by the Officers or Directors, or upon the request of holders of at least one-fifth (1/5th) of the outstanding shares. Holders of shares are entitled to one vote at any Stockholders' meeting for each share they own as of the record date set by the Board of Directors. There is no quorum requirement for Stockholders’ meetings. Therefore, a vote of the majority of the shares represented at a meeting will govern even if this is substantially less than a majority of the shares outstanding. Holders of shares are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore, and upon liquidation are entitled to participate pro rata in a distribution of assets available for such a distribution to Stockholders. There are no conversion, pre-emptive or other subscription rights or privileges with respect to any shares. Reference is made to the Company's Articles of Incorporation and its By-Laws as well as to the applicable statutes of the State of Nevada for a more complete description of the rights and liabilities of holders of shares. It should be noted that the Board of Directors without notice to the Stockholders may amend the By-Laws. The shares of the Company do not have cumulative voting rights, which mean that the holders of more than fifty percent (50%) of the shares voting for election of Directors may elect all the Directors if they choose to do so. In such event, the holders of the remaining shares aggregating less than fifty percent (50%) of the shares voting for election of Directors may not be able to elect any Director.

Preferred Stock

The Company is presently authorized to issue Ten Million (10,000,000) shares of its $0.001 par value Preferred Stock. A total of 3,440 shares are designated Series A Preferred shares and, as of April 2, 2024, 1,155 are issued and outstanding.

Series A Preferred Stock

The Certificate of Incorporation of the Company authorizes the issuance of up to ten million (10,000,000) shares of Preferred Stock, $0.001 par value per share (herein, “Preferred Stock” or “Preferred Shares”), and expressly vests in the Board of Directors of the Company the authority provided therein to issue any or all of the Preferred Shares in one (1) or more Class or classes and by resolution or resolutions to establish the designation and number and to fix the relative rights and preferences of each Class to be issued. The Board authorized Three Thousand Four Hundred Forty (3,440) of the Ten Million (10,000,000) authorized shares of Preferred Stock of the Company to be designated Series A Preferred Convertible Stock, $0.001 par value per share (herein, “Series A Preferred” or “Series A Preferred Convertible Stock”), and shall possess the rights and preferences set forth below:

The total number of shares of Series A Preferred Stock the Corporation shall have the authority to issue is 3,440, with a stated par value of $0.001 per share. The designations, powers, preferences, rights and restrictions granted or imposed upon the Series A Preferred Stock and holders thereof are as follows:

i) Liquidation Preference.

(1) In the event of a voluntary or involuntary liquidation, dissolution or winding up of the Corporation, the holders of Series A Preferred Stock shall be entitled to receive out of the assets of the Corporation, whether such assets are capital or surplus of any nature, an amount equal to the stated par value less the aggregate amount of all prior distributions to its Preferred Shareholders made to holders of all classes of Preferred Shares, plus any accrued previously declared but unpaid dividends (the amount so determined being hereinafter referred to as the “Liquidation Preference”). No distribution shall be made to the holders of the Common Shares upon liquidation, dissolution, or winding up until after the full amount of the Liquidation Preference has been distributed or provided to the holders of the Preferred Shares.

(2) If, upon such liquidation, dissolution or winding up the assets thus distributed among the Preferred Shareholders shall be insufficient to permit payment to such shareholders of the full amount of the Liquidation Preference, the entire assets of the Corporation shall be distributed ratably among the holders of all classes of Preferred Shares.

(3) In the event of any voluntary or involuntary liquidation, dissolution or winding up of the Corporation, when the Corporation has completed distribution of the full Liquidating Preference to the holders of the Series A Preferred Stock, the Series A Preferred Stock shall be considered to have been redeemed, and thereafter, the remaining assets of the Corporation shall be paid in equal amounts on all outstanding shares of Common Stock.

(4) A consolidation or merger of the Corporation with or into any other corporation or corporations, or a sale of all or substantially all of the assets of the Corporation shall not be deemed a liquidation, dissolution or winding up within the meaning of this subsection.

ii) Conversion Rights.

(1) Right to Convert. Subject to subparagraphs (3)-(5) below, each share of Series A Preferred Stock shall be convertible, at the option of the holder thereof, at any time after the date of issuance of such share, at the office of the Corporation or any transfer agent for such stock, into 10,000 shares of fully paid and non-assessable Common Stock (the “Conversion Rate”).

(2) Mechanics of Conversion. Before any holder of Series A Preferred Stock shall be entitled to convert the same into shares of Common Stock, he shall surrender the certificate or certificates therefor, duly endorsed, at the office of the Corporation or of any transfer agent for the Series A Preferred Stock, and shall give written notice to the Corporation at its principal corporate office, of the election to convert the same and shall state therein the name or names in which the certificate or certificates for shares of Common Stock are to be issued. The Corporation shall, as soon as practicable thereafter, issue and deliver at such office to such holder of Series A Preferred Stock, or to the nominee or nominees of such holder, a certificate or certificates for the number of shares of Common Stock to which such holder shall be entitled as aforesaid. Such conversion shall be deemed to have been made immediately prior to the close of business on the date of such surrender of the shares of Series A Preferred Stock to be converted and the person or persons entitled to receive the shares of Common Stock issuable upon such conversion shall be treated for all purposes as the record holder or holders of such shares of Common Stock as of such date. If the conversion is in connection with an underwritten offering of securities registered pursuant to the Securities Act, the conversion may, at the option of any holder tendering Series A Preferred Stock for conversion, be conditioned upon the closing with the underwriters of the sale of securities pursuant to such offering, in which event the person(s) entitled to receive Common Stock upon conversion of such Series A Preferred Stock shall not be deemed to have converted such Series A Preferred Stock until immediately prior to the closing of such sale of securities.

(3) Split, Subdivision and Distribution Adjustments. In the event the Corporation should at any time or from time to time after the Distribution Date fix a record date for the effectuation of a split or subdivision of the outstanding shares of Common Stock or the determination of holders of Common Stock entitled to receive a dividend or other distribution payable in additional shares of Common Stock or other securities or rights convertible into, or entitling the holder thereof to receive directly or indirectly, additional shares of Common Stock (hereinafter referred to as “Common Stock Equivalents”) without payment of any consideration by such holder for the additional shares of Common Stock or the Common Stock Equivalents (including the additional shares of Common Stock issuable upon conversion or exercise thereof), then, as of such record date (or the date of such dividend distribution, split or subdivision if no record date is fixed), the applicable Conversion Rate of the Series A Preferred Stock shall be appropriately adjusted so that the number of shares of Common Stock issuable on conversion of each share of Series A Preferred Stock shall be increased in proportion to such increase of the aggregate number of shares of Common Stock outstanding and those issuable with respect to such Common Stock Equivalents.

(4) Combination Adjustments. If the number of shares of Common Stock outstanding at any time after the Distribution Date is decreased by a combination of the outstanding shares of Common Stock, then, following the record date of such combination, the Conversion Rate for the Series A Preferred Stock shall be appropriately adjusted so that the number of shares of Common Stock issuable on conversion of each share of such series shall be decreased in proportion to such decrease in outstanding shares.

(5) Recapitalizations. If at any time or from time to time there shall be a recapitalization of the Common Stock (other than a subdivision, combination or merger or sale of assets transaction provided for elsewhere in this Section 6) provision shall be made so that the holders of the Series A Preferred Stock shall thereafter be entitled to receive upon conversion of the Series A Preferred Stock the number of shares of stock or other securities or property of the Company or otherwise, to which a holder of the number of shares of Common Stock deliverable upon conversion of the Series A Preferred Stock would have been entitled on such recapitalization. In any such case, appropriate adjustment shall be made in the application of the provisions of this subsection (ii) with respect to the rights of the holders of the Series A Preferred Stock after the recapitalization to the end that the provisions of this subsection (including adjustment of the Conversion Rate then in effect and the number of shares issuable upon conversion of the Series A Preferred Stock ) shall be applicable after that event.

(6) No Impairment. The Corporation will not, by amendment of its Articles of Incorporation or through any reorganization, recapitalization, transfer of assets, consolidation, merger, dissolution, issue or sale of securities or any other voluntary action, avoid or seek to avoid the observance or performance of any of the terms to be observed or performed hereunder by the Corporation, but will at all times in good faith assist in the carrying out of all the provisions of this Section 6 and in the taking of all such action as may be necessary or appropriate in order to protect the Conversion Rights of the holders of Series A Preferred Stock against impairment.

(7) Reservation of Stock Issuable Upon Conversion. The Corporation shall at all times reserve and keep available out of its authorized but unissued shares of Common Stock, solely for the purpose of effecting the conversion of the shares of the Series A Preferred Stock, such number of its shares of Common Stock as shall from time to time be sufficient to effect the conversion of all outstanding shares of Series A Preferred Stock; and if at any time the number of authorized but unissued shares of Common Stock shall not be sufficient to effect the conversion of all then outstanding shares of Series A Preferred Stock, in addition to such other remedies as shall be available to the holder of such Series A Preferred Stock, the Corporation will take such corporate action as may, in the opinion of its counsel, be necessary to increase its authorized but unissued shares of Common Stock to such number of shares as shall be sufficient for such purposes, including, without limitation, engaging in best efforts to obtain the requisite shareholder approval of any necessary amendment to the Corporation’s Articles of Incorporation.

iii) Voting Rights.

(1) Voting. With respect to each matter submitted to a vote of stockholders of the Corporation, each holder of Series A Preferred Stock shall be entitled to cast that number of votes which is equivalent to the number of shares of Series A Preferred Stock owned by such holder times 10,000. The Company shall not, without the affirmative vote or written consent of the holders of at least a majority of the outstanding Series A Preferred Stock (i) authorize or create any additional class or series of stock ranking prior to or on a parity with the Series A Preferred Stock as to the dividends or the distribution of assets upon liquidation, or (ii) change any of the rights, privileges or preferences of the Series A Preferred Stock.

(2) Class Vote. Except as otherwise required by law or by this section holders of the Corporation's Common Stock and Series A Preferred Stock shall vote as a single class on all matters submitted to the stockholders.

Transfer Agent

The transfer agent and registrar for our common stock is Pacific Stock Transfer. The transfer agent’s address is 6725 Via Austi Pkwy #300, Las Vegas, NV 89119, and its telephone number is (702) 361-3033.

Securities Authorized for Issuance Under Equity Compensation Plans

On March 1, 2024, the Board of Directors of YouneeqAI Technical Services, Inc. adopted the 2024 Equity Incentive Plan (“the 2024 Equity Plan.”) There are 10,000,000 shares of our common stock reserved under the 2024 Equity Plan. Simultaneously, we issued stock option agreements to Mr. Galbraith and Calderan Ventures, Ltd. (of which James D. Romano, a director of the Company, is an officer) for 2,000,000 shares each. The options are fully vested upon issuance and have an exercise price of $0.20 per share and an expiration date of February 28, 2029.

In addition, on March 1, 2024, we issued a stock option agreement to a consultant, David Edmunds, for 400,000 shares of common stock. The option is fully vested upon issuance and has an exercise price of $0.20 per share and an expiration date of February 28, 2027.

Recent Sales of Unregistered Securities

Aside from what has been disclosed in our Registration Statement on Form S-1 effective February 13, 2024, we have issued the shares listed below. Otherwise, we have not sold unregistered securities in the past 2 years without registering the securities under the Securities Act of 1933.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the period January 1, 2021 through December 31, 2023.

Shares Issued in Private Placements

Date of Transaction	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at issuance	Individual/Entity Shares were issued to	Reason for share issuance	Exemption or Registration Type
02/04/21	741,624	Common Stock	$2.00	Samuel Mark Spoone (1)	Employee Services Rendered	4(a)(2) Private Offering
02/05/21	741,624	Common Stock	$2.25	Samuel Mark Spoone (1)	Employee Services Rendered	4(a)(2) Private Offering
03/25/21	350,000	Common Stock	$2.50	Michelle Ecsedy (2)	Employee Services Rendered	4(a)(2) Private Offering
03/25/21	300,000	Common Stock	$2.50	Joyana K Oh (2)	Employee Services Rendered	4(a)(2) Private Offering
03/25/21	250,000	Common Stock	$2.50	Irving Chang (2)	Employee Services Rendered	4(a)(2) Private Offering
03/25/21	200,000	Common Stock	$2.50	Jarvis Williams (2)	Employee Services Rendered	4(a)(2) Private Offering
03/25/21	100,000	Common Stock	$2.50	Martin Duc Minh Dang (2)	Employee Services Rendered	4(a)(2) Private Offering
03/25/21	100,000	Common Stock	$2.50	Ja Suk Oh (2)	Employee Services Rendered	4(a)(2) Private Offering
03/25/21	100,000	Common Stock	$2.50	Yi Long Zhu (2)	Employee Services Rendered	4(a)(2) Private Offering
03/25/21	78,390,770	Common Stock	$2.50	Alpha Modus Corp., William Alessi (3)	License Agreement	4(a)(2) Private Offering
07/14/21	-78,390,770	Common Stock	$2.50	Alpha Modus Corp., William Alessi (3)	Recission of License Agreement	4(a)(2) Private Offering
08/01/22	250,000	Common Stock	$0.69	Patrick & Carran Schneider (4)	Service Agreement	4(a)(2) Private Offering
08/01/22	750,000	Common Stock	$0.69	Juan Pepe Holdings, Jaun Pepe (4)	Service Agreement	4(a)(2) Private Offering
08/01/22	2,000,000	Common Stock	$0.69	May DB Consulting, Josh Bartch (4)	Service Agreement	4(a)(2) Private Offering
08/13/22	2,000,000	Common Stock	$0.63	Governance Box Services, Todd Heinzel (4)	Service Agreement	4(a)(2) Private Offering

Date of Transaction	Number of Shares Issued (or cancelled)	Class of Securities	Value of shares issued ($/per share) at issuance	Individual/Entity Shares were issued to	Reason for share issuance	Exemption or Registration Type
08/18/22	3,000	Series A Preferred	$0.001	Digital Cavalier Technology Services Inc., Murray Galbraith (5)	License Agreement	4(a)(2) Private Offering
08/18/22	9	Series A Preferred	$0.001	John Yo Lee (6)	Assumption	4(a)(2) Private Offering
08/18/22	146	Series A Preferred	$0.001	Jiuan Haw Chang (6)	Assumption	4(a)(2) Private Offering
08/18/22	285	Series A Preferred	$0.001	Samuel Mark Spoone (6)	Assumption	4(a)(2) Private Offering
01/19/23	1,000,000	Common Stock	$0.001	Digital Cavalier Technology Services Inc., Murray Galbraith (5)	Conversion of Series A Preferred	4(a)(2) Private Offering
02/22/23	19,000,000	Common Stock	$0.001	Digital Cavalier Technology Services Inc., Murray Galbraith (5)	Conversion of Series A Preferred	4(a)(2) Private Offering
02/22/23	2,850,000	Common Stock	$0.001	Samuel Mark Spoone (6)	Conversion of Series A Preferred	4(a)(2) Private Offering
04/04/23	371,780	Common Stock	$0.10	River Sky Partners Inc. (7)	Services in Marketing	4(a)(2) Private Offering
04/15/23	4,093,760	Common Stock	$0.05	Thomas Yang (8)	Conversion of Note	4(a)(2) Private Offering
04/15/23	3,000,000	Common Stock	$0.05	Edina Redzematovic (8)	Conversion of Note	4(a)(2) Private Offering
04/15/23	3,000,000	Common Stock	$0.05	Sergio Garcia (8)	Conversion of Note	4(a)(2) Private Offering
04/15/23	3,000,000	Common Stock	$0.05	Rebeka Kolacna (8)	Conversion of Note	4(a)(2) Private Offering
04/15/23	3,000,000	Common Stock	$0.05	Meryem Tatli (8)	Conversion of Note	4(a)(2) Private Offering
11/14/23	2,500,000	Common Stock	$0.10	Raymond Van Empel (9)	Purchase for Cash	Rule 506(b) of Regulation D Private Offering

 __________

(1)	On February 4 and 5, 2021, the Company issued a total of 1,483,248 shares of its restricted common stock (741,624 shares on each day) to a now former officer and director of the Company, Mark Spoone. The shares were valued at the closing market price of $2.00 and $2.25 per share for a total compensation expense of $1,483,248.

This sale by us of our unregistered securities was made by us in reliance upon Section 4(a)2 of the Securities Act of 1933, as amended (the “1933 Act”). The individuals that purchased the unregistered securities were known to us and our management, through pre-existing business relationships, or long-standing business associates or were our employees, officers, or directors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

(2)	On March 25, 2021, the Company issued 1,400,000 shares of its restricted common stock to a group of former employees and officers and directors for services rendered. The shares were valued at the closing market price of $2.50 per share for a total compensation expense of $3,500,000.

This sale by us of our unregistered securities was made by us in reliance upon Section 4(a)2 of the Securities Act of 1933, as amended (the “1933 Act”). The individuals that purchased the unregistered securities were known to us and our management, through pre-existing business relationships, or long-standing business associates or were our employees, officers, or directors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

(3)	On March 25, 2021, the Company entered into a Non-Exclusive Patent License Agreement (“the Agreement”) with Alpha Modus, Corp. (“Alpha Modus”). The agreement provides for the Company to license for use certain patents and patent applications held by Alpha Modus for commercialization. The Agreement does provide the Company with an option to purchase Alpha Modus at fair market value ten years from the effective date of the Agreement.

This sale by us of our unregistered securities was made by us in reliance upon Section 4(a)2 of the Securities Act of 1933, as amended (the “1933 Act”). The individuals that purchased the unregistered securities were known to us and our management, through pre-existing business relationships, or long-standing business associates or were our employees, officers, or directors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

The Company issued 78,390,770 shares of its restricted common stock as part of the acquisition of the Non-Exclusive Patent Licensing Agreement with Alpha Modus. The shares were initially valued at $2.50 per share, the closing market price, for a value of $195,898,552. As part of the cancelation of the License Agreement, these shares were returned and have been canceled.

(4)	During the year ended December 31, 2022, the Company issued 5,000,000 shares of its restricted common stock to third parties for services. The shares were valued at the closing market price.

This sale by us of our unregistered securities was made by us in reliance upon Section 4(a)2 of the Securities Act of 1933, as amended (the “1933 Act”). The individuals that purchased the unregistered securities were known to us and our management, through pre-existing business relationships, or long-standing business associates or were our employees, officers, or directors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

(5)	In August 2022, the Company’s shareholders and Board of Directors created a class of Series A Preferred Shares with a par value of $0.001 per share. The Series A Preferred Shares are convertible into shares of the Company’s common stock at a rate of 1 Series A Preferred Shares into 10,000 shares of Common Stock. The shares of Series A Preferred having voting rights equal to 1 share of Preferred is equal to 10,000 shares of common stock.

On February 9, 2022, the Company entered into a License Agreement with Digital Cavalier Technology Services, Inc. that allows for the Company to license, market and sell the technology of Digital Cavalier Technology Services, Inc. Digital Cavalier Technology Services, Inc. is licensing its AI Personalization engine software as a service (SaaS) products and services, for e-commerce, content marketing, digital publishing, and other industries where a relevant customer experience is necessary. The Series A Preferred Shares were authorized and issued pursuant to the amended License Agreement which required 3,000 Series A Preferred Shares.

During the quarter ended September 30, 2022, the Company issued 3,000 shares of preferred stock to Digital Cavalier Technology Services, Inc. per the February 2022 License Agreement. 100 and 1,900 (2,000 total) of such preferred shares were converted to 1,000,000 and 19,000,000 (20,000,000 total) shares of common stock on January 19, 2023 and February 22, 2023, respectively. Both issuances were to one entity which had sophisticated officers under an exemption claimed pursuant to Section 4(a)2.

This sale by us of our unregistered securities was made by us in reliance upon Section 4(a)2 of the Securities Act of 1933, as amended (the “1933 Act”). The individuals that purchased the unregistered securities were known to us and our management, through pre-existing business relationships, or long-standing business associates or were our employees, officers, or directors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

(6)	The Company issued an additional 440 shares of Series A Preferred Stock to current and former members of the Board of Directors in September 2022, pursuant to an agreement with its former directors, Messrs. Lee and Chang to assume the remaining interests in and liabilities of the subsidiaries of American Hemp, in exchange for 155 shares of the Company Series A Preferred Stock and to release any claims to any preferred stock or for other compensation, and a director, Mark Spoone, received 285 shares of the Company’s Series A Preferred Stock for a release of claims for compensation. On February 22, 2023, Mark Spoone, a former director of the Company, converted 285 shares of Series A Preferred stock into 2,850,000 shares to the Company’s restricted common stock.

This sale by us of our unregistered securities was made by us in reliance upon Section 4(a)2 of the Securities Act of 1933, as amended (the “1933 Act”). The individuals that purchased the unregistered securities were known to us and our management, through pre-existing business relationships, or long-standing business associates or were our employees, officers, or directors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

(7)	On April 4, 2023, the Company issued 371,780 shares of restricted common stock to a third party, River Sky Partners, Inc., for marketing services. The shares were valued at $0.10 per share.

This sale by us of our unregistered securities was made by us in reliance upon Section 4(a)2 of the Securities Act of 1933, as amended (the “1933 Act”). The individuals that purchased the unregistered securities were known to us and our management, through pre-existing business relationships, or long-standing business associates or were our employees, officers, or directors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

(8)	On April 15, 2023, the Line of Credit Promissory Note was converted into 16,093,760 shares of common stock, valued at $0.05 per share. Thomas Yang was the recipient of 4,093,760 shares in conversion of his loan note in the amount of $804,688, with the remaining shares being converted and issued to the purchasers of partial interests in Mr. Yang’s convertible note, with each accredited investor receiving 3,000,000 shares.

This sale by us of our unregistered securities was made by us in reliance upon Section 4(a)2 of the Securities Act of 1933, as amended (the “1933 Act”). The individuals that purchased the unregistered securities were known to us and our management, through pre-existing business relationships, or long-standing business associates or were our employees, officers, or directors. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

(9)	On November 14, 2023 we sold 2,500,000 common shares of stock, valued at $0.10 per share.

This sale by us of our unregistered securities was made by us in reliance upon Rule 506(b) of Regulation D. The entity that purchased the unregistered securities is a highly sophisticated investor of significant means and was deemed accredited. The purchaser was provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to our management in connection with their purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to us. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

Issuer Purchases of Equity Securities

We did not repurchase any shares of our common stock during the year ended December 31, 2023.

ITEM 6. RESERVED.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements and Associated Risks.

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

PLAN OF OPERATIONS

Our plan of operations for the next 12 months is as follows:

The YouneeqAI product is market-ready for sales and deployment and the Company is poised to implement its sales and marketing strategy. Based on the current market demand and awareness for AI-based technology, we anticipate that our sales strategy will successfully establish our customer base. The Company plans to seek investors in a private placement of securities for $2.5 million based upon a proposed budget for expanded operations as soon as this Registration Statement is effective. If an investment of $2.5 million could be achieved, management believes the Company will be able to implement the budgeted plan of operations disclosed below for at least two years. If we are unable to obtain such funding or are unable to fully fund our plans as disclosed, the Company may be forced to change its business plan or may cease to operate entirely. We have no sources or commitments for any funding. We have not received any previous private placements under the current business of YouneeqAI Technical Services, Inc. The Company had previously achieved approximately $500,000 when it was in the Hemp Farming business in 2019-2021.

We have recently received (November 14, 2023) a private placement of $250,000 for one investor for 2,500,000 common restricted shares at $0.10 per share which monies were used for accrued bills and payments of vendors and service providers.

We entered into a Share Purchase Agreement with FNB Enterprises, LTD to sell up to 3,000,000 shares of RC365 Holdings at 20 pence Sterling per share (approximately $0.17 per share). We amended this Agreement to a price of 10 pence (approximately $0.11 USD) per share with a performance deadline for the initial purchase of 3,000,000 shares, which was extended to June 30, 2024 for $348,000 USD (subject to foreign exchange discounts). In March 2024, FNB Enterprises, LTD made a partial payment of $117,760 per the Amended Share Purchase Agreement for the purchase of the 3,000,000 shares of RC365 Holdings. FNB Enterprises has a right or option to purchase up to an additional 3,000,000 RC365 common shares in increments, though the purchase is never to exceed 3% of the total issued and outstanding common shares of RC365 Holdings. There are no related party interests of either RC365 Holdings or FNB Enterprises with each other or the Company. RC365 common shares are traded on the London Stock Exchange Main Market under the trading symbol "RCGH.LN."

The purchaser, FNB, is not obligated to purchase the additional 3,000,000 shares of RC365 Holdings. The Share Purchase Agreement is valid until and terminates June 30, 2024. It is a legally binding obligation of the Company. The price has been adjusted to a fixed price of 10 pence (approximately $0.12 USD) per share at the time of the amendment to the Share Purchase Agreement, regardless of price fluctuations in the market. There is no assurance this payment for the purchase of the 3,000,000 additional shares or any increment will be made on time or at all.

We believe that if the balance of this payment is received it will enable our operations for approximately 90 days under slightly reduced operating budget.

We have no commitments for any new private placements currently, and our timing for any attempt at such placements is projected to be in spring and summer of 2024. We have not found a source for any additional private placement funding for the Company.

The Company has recently signed two customers that have entered into the Annual SaaS Service Agreement, allowing a 60-day free trial for services that then converts into a monthly subscription. These are very small businesses at this time and insignificant revenue is anticipated. The basic terms of the Annual SaaS Service Agreement provide that the client will pay a tiered rate per month for our services for one year, with cancellation upon written notice. The tiered rate is planned to be based on the number of recommendations served, with the greater number served leading to a higher monthly fee. For example, we estimate that small businesses may pay between $5 and $50 per month, medium businesses between $50 and $500 per month, Independent Software Vendors (“ISV”) between $1,000 and $5,000 per month, and enterprises between $5,000 and $10,000 per month. Consulting services and value adds for the enterprise clients may push these estimates to approximately $20,000 per month.

Our pricing system is as follows:

Bulk License
Tier	Up to RPM	RPM Rate*	Monthly
1	10,000,000	$1.50	$1,500
2	20,000,000	$1.00	$2,500
3	30,000,000	$0.70	$3,500
4	40,000,000	$0.65	$6,500
5	50,000,000+	TBD**	TBD

*Recommendations per Thousand

**See Custom pricing below

Additional Notes:

1. Base Customer: Typically falls under the first 4 tiers.

2. ISVs & Private Label Partners: For independent software vendors and private label customers see the service level agreement (SLA) for additional support details.

3. Billing: Monthly, quarterly, or annual payments are available depending on tier level.

4. Ongoing: Regular reviews and adjustments might be needed based on customer feedback, market changes, and the development of new features.

Add-Ons:

Custom Integrations: Seamlessly integrate our solution with your existing systems.

White-Labeling: Match the YouneeqAI engine to customer branding and style.

Advanced Reporting: Gain deeper insights with custom integration, reporting, and analytics.

AI Training and Optimization: Optimize, train, and create AI algorithms for customer specific use cases.

Billing:

Terms: Monthly and Quarterly Payments options available.

Custom Pricing: Tier 5 or higher tailored to customer specific needs and volume.

Our pricing model does not ensure profitability until and unless we achieve a much greater volume of customers/users of which there is no assurance.

As reported elsewhere in this registration statement and the financial statements, the proposed business generated from the License for YouneeqAI software acquired from Digital Cavalier Technology Services Inc. has not realized any revenue to date. While there is no guarantee that the Company will be able to find financing to begin operations, management believes that once it secures financing, it will be able to quickly implement the sales and marketing plan and commence sales of the software-as-a-service. The Company intends to secure financing for its operations by the third quarter of 2024 and to implement our plans.

BUDGET –

	2024 Q1	2024 Q2	2024 Q3	2024 Q4	Total
Staff costs	$19,500	$105,000	$207,000	$230,000	$561,500
Marketing	$—	$23,000	$70,000	$95,000	$188,000
Meals and entertainment	$—	$—	$1,500	$1,500	$3,000
Bookkeeper	$—	$—	$—	$—	$—
Office supplies	$—	$225	$225	$225	$675
Rent or lease	$—	$—	$—	$—	$—
CFO Now	$3,000	$3,000	$3,000	$3,000	$12,000
Legal	$29,000	$10,000	$5,000	$10,000	$49,000
Year End	$35,000	$—	$—	$50,000	$85,000
OTC Annual fee	$—	$—	$—	$—	$—
OTC Quarterly Report	$25,000	$25,000	$25,000	$25,000	$100,000
Website Hosting/mail server/AWS	$1,500	$1,500	$1,500	$1500	$6,000
Debt Payoff for License Fees	$—	$—	$200,000	$200,000	$400,000
Working Capital	$32,112	$32,112	$32,112	$32,112	$128,448
TOTAL	$145,112	$199,837	$540,337	$648,337	$1,533,623

RESULTS OF OPERATIONS

For the Year Ended December 31, 2023 compared to the Year Ended December 31, 2022

During the year ended December 31, 2023, we recognized revenue of $921 as it relates to the start of proof-of-concept work for potential clients. During the year ended December 31, 2022, we did not recognize revenues from our activities.

Net loss for the year ended December 31, 2023 was ($9,036,549) compared to ($33,356,519) net loss for the year ended December 31, 2022. The decrease in net loss of ($24,319,969) was a result of a decrease in impairment losses of $29,999,999 of set by Exclusive License income of $2,925,369 and a decrease of $1,683,548 in operating expenses..

During the year ended December 31, 2023, we recognized $1,634,635 in operating expenses compared to $3,319,103 for the year ended December 31, 2022. The change results primarily from an decrease in stock compensation expenses of $2,467,699 offset by recognition of bad debt expense of $731,964.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2023, we used cash flows from operational activities of ($457,221) based upon a net loss of ($9,036,549) which was adjusted for the non-cash items of $480,003 in depreciation and amortization and $167,301 in the issuance of shares for services, ($2,925,369) in income from an Exclusive License, $2,193,405 in losses on the sale of marketable securities, $8,142,477 in loss on the extinguishment of debt and a bad debt expense of $731,964. Operational activities used cash flows of ($599,574) for the year ended December 31, 2022 based upon a net loss of ($33,356,519) which was adjusted for the non-cash items of $268,059 in depreciation and amortization, $30,000,000 in Impairment of License Agreement, and $2,635,000 in the issuance of shares for services.

During the years ended December 31, 2023 and 2022, we had no investing activities.

During the year ended December 31, 2023, we were provided cash flows from financing activities through proceeds from advances, related parties, in the amount of $161,485 as compared to $646,379 during the year ended December 31, 2022.

The Company did not receive the payment of the $348,000 on February 13, 2024 of funds owed by FNB Enterprises for the purchase of 3,000,000 shares of RC 365 Holdings. The Company agreed to further extend payment and agreed to accept a payment of $100,000 against the $348,000. In March 2024, two partial payments totaling $117,760 were received.

In order for us to continue as a going concern, we may need to obtain additional debt or equity financing. There can be no assurance that we will be able to secure additional debt or equity financing, that we will be able to acquire cash flow positive operations, or that, if we are successful in any of those actions, those actions will produce adequate cash flow to enable us to meet all our future obligations. Most of our existing financing arrangements are short-term.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The Company recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer—at which time the Company’s performance obligation is satisfied—at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

Cash and Cash Equivalents

The Company’s cash and cash equivalents are maintained with recognized financial institutions located in the United States. The Company considers all highly liquid investments with a maturity date of less than 90 days or less to be cash equivalents. In the normal course of business, the Company may carry balances with certain financial institutions that exceed federally insured limits. The Company has not experienced losses on balances in excess of such limits and management believes the Company is not exposed to significant risks in that regard.

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company’s financial instruments include cash and cash equivalents, notes receivable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2023 and December 31, 2022. The Company did not engage in any transaction involving derivative instruments.

Property and Equipment

Property and equipment are stated at initial cost. Major repairs and betterments are capitalized, and normal maintenance and repairs are charged to expense as incurred. Depreciation is computed by the straight-line method over the estimated useful lives of the related assets.

Furniture, Fixtures and Equipment 5 to 7 years

Upon retirement or sale of an asset, the cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in operations.

During the year ended 2022, all property and equipment was transferred to a third party as part of an Assumption Agreement. At December 31, 2023, the Company has total property and equipment of $0.

Federal Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to ASC740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because AHV cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

The U.S. Tax Act known as Tax Cuts and Jobs Act (the “2018 Act”) signed on December 22, 2018 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact on the Company for the year ended December 31, 2023.

Earnings Per Share

Earnings per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic earnings per common share (“EPS”) is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

Dividends

The Company did not adopt any policy regarding payment of dividends. No dividends were paid during the years ended December 31, 2023 and 2022.

Stock-Based Compensation

ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards, after the grant date, must be recognized.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

YOUNEEQAI TECHNICAL SERVICES, INC.

 CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

Report of Independent Registered Public Accounting Firm

To the shareholders and the board of directors of Youneeqai Technical Services, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Youneeqai Technical Services, Inc. as of December 31, 2023 and 2022, the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.

We determined that there are no critical audit matters.

/S/ BF Borgers CPA PC (PCOAB ID 5041)

We have served as the Company's auditor since 2023

Lakewood, CO

April 8, 2024

YOUNEEQAI TECHNICAL SERVICES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,

	2023	2022
ASSETS
Current Assets
Cash and cash equivalents	$1,111	$46,847
Accounts Receivable	—	—
FNB Enterprise Receivable, net of allowance	—	—
Total Current Assets	1,111	46,847

Other Assets
Intangible Asset - License, net	279,999	760,002
Total Other Assets	279,999	760,002
Total Assets	$281,111	$806,849

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable & Accrued Expenses	$—	$46,303
Advances Payable, related party	4,150	—
License Royalty Liability, current	676,700	—
Notes Payable, related party	66,797	199,920
Total Current Liabilities	747,647	246,223

Long Term Liabilities
Notes Payable	199,920	710,000
License Royalty Liability, long term	—	845,000
Total Long Term Liabilities	199,920	1,555,000

Total Liabilities	947,567	1,801,223

Stockholders’ Equity (Deficit)
Preferred Stock, $0.001 par value, 10,000,000 shares
authorized, 1,155 and 3,440 shares issued and outstanding at
December 31, 2023 and 2022	3,740,001	3,740,003
Common Stock, $0.001 par value, 200,000,000 shares authorized, 55,109,106 and 24,129,808 shares issued and outstanding December 31, 2023 and 2022	55,109	28,130
Additional Paid In Capital	63,711,352	54,373,863
Accumulated Deficit	(68,172,919)	(59,136,370)
Total Stockholders' Equity (Deficit)	(666,457)	(994,374)

Total Liabilities and Stockholders' Equity (Deficit)	$281,111	$806,849

The accompanying Notes are an integral part of these Consolidated Financial Statements.

YOUNEEQAI TECHNICAL SERVICES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

	Year Ended
	December 31,
	2023	2022

REVENUE:	$921	$—

Cost of Goods Sold	—	—

GROSS PROFIT	921	—

EXPENSES
General and Administrative	736,290	684,103
Bad Debt Expense	731,964	—
Stock Compensation	167,301	2,635,000
Total Expenses	1,635,555	3,319,103

OPERATING LOSS	(1,634,635)	(3,319,103)
OTHER INCOME (LOSS)
Loss on Extinguishment of Debt	(8,142,477)	—
Impairment of License Agreement	—	(29,999,999)
Exclusive License Income	2,925,369	—
Loss on sale of marketable securities	(2,193,405)	—
Interest Expense	8,599	(37,416)
Total Other Income (Loss)	(7,401,914)	(30,037,415)

NET LOSS	$(9,036,549)	$(33,356,518)
EARNINGS PER SHARE:
Basic Loss per Share	$(0.20)	$(1.30)
Basic Weighted Average Shares Outstanding	45,006,350	25,729,808

The accompanying Notes are an integral part of these Consolidated Financial Statements.

YOUNEEQAI TECHNICAL SERVICES, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022

For the Year Ended December 31, 2022

	Series A
	Preferred Stock		Common Stock
	No of Shares	Amount	No of Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Beginning Balance, December 31, 2021	—	$—	24,129,808	$24,130	$21,836,423	$(25,779,851)	$(3,919,298)
Series A Preferred Shares for License	3,000	3	—	—	30,000,000	—	30,000,003
Series A Preferred Shares for Assumption	440	3,740,000	—	—	(93,557)	—	3,646,443
Common Stock for Services	—	—	4,000,000	4,000	2,631,000	—	2,635,000
Net Loss	—	—	—	—	—	(33,356,519)	(33,356,519)
Ending Balance, December 31, 2022	3,440.00	3,740,003	28,129,808	$28,130	$54,373,866	$(59,136,370)	$(994,371)

For the Year Ended December 31, 2023

	Series A Preferred Stock		Common Stock
	No of Shares	Amount	No of Shares	Amount	Additional Paid In Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Beginning Balance, December 31, 2022	3,440	$3,740,003	28,129,808	$28,130	$54,373,863	$(59,136,370)	$(994,374)
Conversion of Series A into Common Stock	(2,285)	(2.29)	22,850,000	22,850	(22,848)	—	—
Cancellation of Common Shares	—	—	(14,836,242)	(14,836)	—	—	—
Conversion of Note Payable, Related Party	—	—	16,093,760	16,093	8,931,071	—	8,947,164
Common Stock Issued for Services	—	—	371,780	372	166,931	—	167,303
Common Stock for Cash	—	—	2,500,000	2,500	247,500	—	250,000
Net Loss	—	—	—	—	—	(9,036,549)	(9,036,549)
Ending Balance, December 31, 2023	1,155	$3,740,001	55,109,106	$55,109	$63,696,517	$(68,172,919)	$(666,456)

The accompanying Notes are an integral part of these Consolidated Financial Statements.

YOUNEEQAI TECHNICAL SERVICES, INC.
CONSOLIDATED STATEMENT OF CASHFLOWS
FOR THE YEARS ENDED DECEMBER 31, 2023 and 2022
(UNAUDITED)

	2023	2022
OPERATING ACTIVITIES:
Net Loss	$(9,036,549)	$(33,356,519)

Adjustments to Reconcile Net Loss:
Depreciation and Amortization	480,003	268,059
Impairment of License Agreement	—	30,000,000
Stock Compensation	167,301	2,635,000
Income from Exclusive License	(2,925,369)	—
Loss on Sale of Marketable Securities	2,193,405	—
Loss on Extinguisment of Debt	8,142,477	—
Bad Debt Expense	731,964	—

Changes in Operating Assets & Liabilities:
Accounts Receivable	—	—
Accounts Payable and Accrued Expenses	(214,602)	8,886
Advances, Related Party	4,150	—
License Fee	—	(155,000)
Net Cash Used In Operating Activities	(457,221)	(599,574)

CASH FLOWS FROM INVESTING ACTIVITIES:
	—	—
Net Cash Received From Investing Activities	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Advances, related parties	161,485	646,379
Proceeds from Sale of Common Stock	250,000	—
Net Cash Received From Financing Activities	411,485	646,379

DECREASE IN CASH & CASH EQUIVALENTS	$(45,736)	$46,805

CASH & CASH EQUIVALENTS, BEG OF PERIOD	$46,847	$42

CASH & CASH EQUIVALENTS, END OF THE PERIOD	$1,111	$46,847

SUPPLEMENATAL CASH FLOW DISCLOSURES

Non Cash Investing Activities
Cash Paid for Interest	$—	$—
Cash Paid for Taxes	$—	$—
Shares received in exchange for Exclusive Rights Agreement	$2,925,369	$—

Non Cash Financing Activities
Common stock issued for Series A Conversion	$22,850	$—
Common stock issued for Note Payable Conversion	$804,668	$—
Common stock issued for Services	$167,301	$2,635,000
Series A Preferred Shares issued for License	$—	$3
Seres A Preferred Shares issued for Assumption	$—	$0.44

The accompanying Notes are an integral part of these Consolidated Financial Statements.

YOUNEEQAI TECHNICAL SERVICES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2023 AND 2022

NOTE 1 –OPERATIONS

Organization and Description of Business

Ocean Energy, Inc. was incorporated in Nevada on November 28, 2007 as Ocean Energy, Inc. for the purpose of producing and distributing Ocean Power Converters (“OPC”) and supplying seashore consumers. In November 2012, management announced plans to change direction to an investment holding company and a name change to Nevis Capital Corporation.

On April 13, 2017, the Board of Directors authorized a name change from “Nevis Capital Corporation" to "ASC Biosciences, Inc.", thereby merging with our controlling Parent Company ASC Biosciences, Inc.

From February 27, 2017 until December 27, 2018, ASC Biosciences, Inc. (“ASC”) had been a development stage biotechnology company that had a licensed proprietary adult stem cell platform capable of forming nearly every tissue in the human body. In laboratory animal experiments, these cells, Multipotent Adult Stem Cells (“MASCs”) differentiated into cartilage, bone, tendon, muscle, ligament, fat, blood vessels, nerves, skin, etc.

In December 2018, the Directors and Officers of ASC resigned their positions and submitted their restricted common shares to the Transfer Agent for cancellation. An equivalent number of shares was re-issued to the nominees of American Hemp Ventures, Inc. (“the Company or AHV”). AHV was organized as the holding company to encompass the cultivation of and marketing of various Hemp products and are referred to as the Hemp business.

Name Change

In October 2022, the Company filed an amendment to its Articles of Incorporation to change its name to YouneqAI, the action was approved by the OTC Market/FINRA on March 30, 2023.

Digital Cavalier License Agreement

On February 9, 2022, the Company entered into a License Agreement with Digital Cavalier Services, Inc. that allows for the Company to license, market and sell the technology of Digital Cavalier Services. Digital Cavalier Services is licensing its AI Personalization engine software as a service (SaaS) products and services, for e-commerce, content marketing, digital publishing, and other industries where relevant customer experience is necessary.

As part of the Agreement, the Company has agreed to pay a total of $1,000,000 at a rate of $40,000 per month for 25 months and has agreed to issue shares of a class of preferred stock to be created to the Digital Cavalier Services. In addition, the Company has agreed to pay a monthly license fee of 5% of the monthly gross revenues.

The Agreement has a term of 25 months and automatically renews for 24-month periods as long as the License Agreement is in good standing. On January 1, 2023, the License was extended for 24 months.

At December 31, 2022, the Company has made $155,000 in monthly payments under the License Agreement and has been issued 3,000 shares of Series A Preferred Stock initially valued at par value of $0.001 per share due to the related party nature of the transaction the Company has recorded the license at the historical value of the common stock underlying the Series A Preferred Stock, $30,000,000. As a result, the Company has initially booked an intangible asset of $31,000,000 and a corresponding liability for the License. At December 31, 2023, the Company owes $676,700 of the $1,000,000 License Liability.

As part of the Company’s impairment review, it was determined that the license had a value of $1,000,000 at December 31, 2022. As such the Company recognized a $30,000,000 impairment in connection with the license agreement during the year ended December 31, 2022.

Yang Line of Credit Promissory Note

In May 2022, the Company entered into a Line of Credit Promissory Note with a Mr. Thomas Yang, in exchange for advancing funds to support ongoing operations and the Company’s efforts to file a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission. The funds are subject to an interest rate of 12% per annum with interest only payments to be made on a monthly basis. The Line of Credit Promissory Note is convertible into shares of the Company’s restricted common stock at $0.05 per share. Both outstanding principal and accrued interest are convertible.

The Line of Credit further provided that if the Company or Digital Cavalier Technology Services, Inc. is to terminate the License Agreement that 2,500 of the Series A Preferred Shares held by Digital Cavalier Technology Services Inc will be transferred to Mr. Yang. All funds remaining under the Line of Credit Note Payable would remain due in full.

On February 15, 2024, the remaining funds owed of $66,797 were converted into 1,335,946 shares of common stock and the Line of Credit was considered paid in full.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The basis of these consolidated financial statements is comparable for all periods presented herein. The consolidated financial statements include the accounts of all subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

Management’s Representation of Interim Financial Statements

The accompanying financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These unaudited consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Use of Estimates

The preparation of the consolidated financial statements to be in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Management is also responsible for disclosures of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.

Actual results could differ from those estimates.

Revenue Recognition

The Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The Company recognizes revenues, net of sales incentives and sales returns, including shipping and handling charges billed to customers, upon delivery of goods to the customer—at which time the Company’s performance obligation is satisfied—at an amount that the Company expects to be entitled to in exchange for those goods in accordance with the five-step analysis outlined in Topic 606: (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations, and (v) recognize revenue when (or as) performance obligations are satisfied.

Cash and Cash Equivalents

The Company’s cash and cash equivalents are maintained with recognized financial institutions located in the United States. The Company considers all highly liquid investments with a maturity date of less than 90 days or less to be cash equivalents. In the normal course of business, the Company may carry balances with certain financial institutions that exceed federally insured limits. The Company has not experienced losses on balances in excess of such limits and management believes the Company is not exposed to significant risks in that regard.

Fair Value of Financial Instruments and Derivative Financial Instruments

The Company’s financial instruments include cash and cash equivalents, notes receivable, and notes payable. All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2023 and 2022. The Company did not engage in any transaction involving derivative instruments.

On August 31, 2023, the Company entered into an Exclusive Rights Agreement with RC365 Holdings PLC, granting them rights to sell, distribute and market the Company’s intellectual property in the United Kingdom. As consideration for such rights, RC365 Holdings has agreed to issue up to a total of 6,000,000 shares of their publicly traded common stock to the Company. The first tranche of 3,000,000 shares were received prior to September 30, 2023 and the second tranche to be received in February 2024. The fair value of investments in marketable securities are determined by the most recently traded price of the security at the time of issuance.

On August 30, 2023, the Company entered into a Share Purchase Agreement with a third party, FNB Enterprises, LTD. FNB Enterprises agreed to purchase the 3,000,000 shares of RC365 Holdings PLC for a purchase price of £0.10 per share. At September 30, 2023, the Company recorded a receivable for the purchase price of the share at approximately, $0.12 per share for a total of $731,964, that was determined to be uncollectable and was written to bad debt expense. In February 2024, the Company agreed to accept a payment of $100,000 payment from FNB against the $384,000 to be paid on February 13, 2024. On March 11, 2024, a payment of $67,760 was received. Funds of $32,240 are expected to be received.

Federal Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted ASC 740.10.05 “Accounting for Income Taxes” as of its inception. Pursuant to ASC740.10.05, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefits of net operating losses have not been recognized in these financial statements because AHV cannot be assured it is more likely than not it will utilize the net operating losses carried forward to future years.

The U. S. Tax Act known as Tax Cuts and Jobs Act (the “2018 Act”) signed on December 22, 2018 may have changed the consequences to U. S. shareholders that own, or are considered to own, as a result of the attribution rules, 10% or more of the voting power or value of a non-U. S. corporation ( a “10% U.S. shareholder) under the U.S. Federal income tax law applicable to owners of U.S. controlled foreign corporations (“CFCs”). We did not believe any of our shareholders, or our subsidiaries were CFCs, and there will be no such impact on the Company for the year ended December 31, 2023.

Earnings Per Share

Earnings per share is provided in accordance with FASB ASC 260-10, “Earnings per Share”. Basic earnings per common share ("EPS") are computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net income by the weighted average shares outstanding, assuming all dilutive potential common shares were issued, unless doing so is anti-dilutive.

Dividends

The Company did not adopt any policy regarding payment of dividends. No dividends were paid during the years ended December 31, 2023 and 2022.

Stock-Based Compensation

ASC 718-10 requires measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). Incremental compensation costs arising from subsequent modifications of awards, after the grant date, must be recognized.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

Recent accounting pronouncements that the Company has adopted or that will be required to adopt in the future are summarized below.

The Company has reviewed and implemented all new accounting pronouncements issued in the year ended December 31, 2023 that may have a future impact on its consolidated financial statements.

NOTE 4 - GOING CONCERN

The consolidated financial statements are prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company had an accumulated deficit of $68,172,919 at December 31, 2023 and recognized a net loss of $9,036,549 and $33,356,518 for the years ended December 31, 2023 and 2022.

The Company, during the next 3 months is required to make interest payments on its outstanding Letter of Credit held by a shareholder and monthly payments under the License Agreement with Digital Cavalier of $40,000 per month. On February 15, 2024, the balance of the Letter of Credit was converted into shares of common stock and the Line of Credit was considered paid in full. Digital Cavalier has allowed the Company to make payments less than the $40,000 per month during the year ended December 31, 2023.

The ability of the Company to continue as a going-concern depends upon its ability to develop profitable operations and to continue to raise adequate financing. Management is actively targeting sources of additional financing to provide continuation of the Company’s operations. In order for the Company to meet its liabilities as they come due and to continue its operations, the Company is solely dependent upon its ability to generate such financing. The Company is actively seeking financing to fully execute the next phase of the Company’s growth initiatives. Any capital raised will be through either a private placement or a convertible debenture and will result in the issuance of common shares from the Company’s authorized capital. The Company believes it can satisfy minimum cash requirements for the next twelve months with either an equity financing, convertible debenture or if needed, loans from shareholders.

There can be no assurance that the Company will be able to continue to raise funds, in which case the Company may be unable to meet its obligations. Should the Company be unable to realize its assets and discharge its liabilities in the normal course of business, the net realizable value of its assets may be materially less than the amounts recorded in these unaudited condensed financial statements. The Company has experienced recurring losses that raise substantial doubt about its ability to continue as a going concern.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 5 – FNB ENTERPRISES RECEIVABLE

Share Purchase Agreement – FNB Enterprises, LTD

On August 30, 2023, FNB Enterprises, LTD (“FNB Enterprises”), an unrelated third party, entered into a legally binding Share Purchase Agreement with the Company to purchase up to 6,000,000 shares of the common stock RC 365 Holdings held by the Company for a price of £0.20 per share. FNB Enterprises has a right to purchase RC365 Holdings common shares in increments, though the purchase is never to exceed 3% of the total issued and outstanding common shares of RC365 Holdings. Purchases are made at the discretion of FNB Enterprises. FNB Enterprises is not a related party to the Company or RC365 Holdings.

The Share Purchase Agreement did not originally provide for any changes in purchase price, the Company and FNB Enterprises would have to renegotiate the purchase price in the in the case of market fluctuations, as to be determined by them. The Share Purchase Agreement did not have a set termination date, other than the sale of all 6,000,000 shares. It was subsequently amended to set delivery of the remaining 3,000,000 shares to February 28,2024. On March 8, 2024 the License Agreement with RC365 Holdings was amended to defer any further compensation under the License Agreement to no later than October 15,2024.

On November 16, 2023, FNB Enterprises and the Company entered into an Amendment to the Share Purchase Agreement. The Amendment provides for the following:

1.	The purchase price of the shares was reduced to £0.10 pence per share;
2.	3,000,000 shares are to be purchased and paid for by February 13, 2024 with a purchase price of $384,000;
3.	The next increment of shares is to be purchased on or before February 28, 2024; and
4.	The remaining increments are to be purchased by April 30, 2024.
5.	The initial purchase of 3,000,000 shares for 10 pence per share purchased on or before February 13, 2024, or the Share Purchase Agreement shall expire without notice.
6.	For the balance of 3,000,000 shares, the first increment thereof must be purchased on or before February 13, 2024, or the Share Purchase Agreement shall expire without notice.
F-9

7.	Any remaining balance of the shares shall be purchased in full on or before April 30, 2024, or the Share Purchase Agreement expires without notice, or further remedy.

On September 30, 2023, the purchase of the 3,000,000 shares of RC 365 Holdings was initiated. As a result, the Company on September 30, 2023 transferred 3,000,000 shares were transferred to FNB Enterprises on September 30, 2023. Even though the Share Purchase Agreement provided for delivery of payment for delivery of shares, the Company was induced to transfer the shares without payment on the promise of facilitation of early payment, which did not happen. Payment for the shares was originally delayed, as there was a start to renegotiate the purchase price.

The RC 365 Holding initial 3,000,000 shares were booked at their fair market value of $2,925,364 or $0.98 per share (£0.20At September 30, 2023, the Company recognized the sale of the 3,000,000 shares of RC 365 Holdings as a receivable based upon the funds to be delivered at September 30, 2023 of $731,964, pursuant to the purchase price set in the Share Purchase Agreement of £0.20 or $0.24 per share, a discount of $0.73 per share. As a result the Company at that time recognized a $2,193,405 loss on the value of the shares of RC365.

Under the Share Purchase Agreement dated August 30, 2023, the Company sold pursuant to the Purchase Agreement up to 3,000,000 shares to FNB Enterprises owned by the Company for an agreed price of £0.20. The Company originally booked this sale of the shares at the quoted market value based upon the quote for RC365 Holdings on the London Exchange as of the date of the rights agreement, ($2,925,369). The shares when issued were issued with a restricted legend, limiting the Company’s ability to liquidate the shares on the London Main Stock Exchange for a period of time. The purchase price was subsequently renegotiated and, in an Amendment, dated November 16, 2023, due to market conditions to £0.10 per share for approximately $348,000 or $0.11 per share. The price is not reflective of the currency exchange rate at the time of sale of $0.12 per share or $384,000.

At September 30, 2023, the Company reviewed the receivable for collectability and determined that collectability of the receivable was not reasonably possible based upon the following:

  the unsecured nature of the receivable;
  management has the determined that payment was high speculative and not assured, as it does not have financial information on the purchaser;
  the purchaser has refused to provide the Company with information to determine collectability; and
  the shares have been transferred and delivered to FNB Enterprises and if the purchaser should default on payment, the Company’s only remedies are to demand the shares be returned and if not returned pursue litigation outside of the United States, which could be costly and time consuming, with no assurance of recovery of the shares, which could have little to no value to the Company’s liquidity.

As such has created an allowance for the receivable of $731,964 and recognized a corresponding bad debt expense of $731,964 for the year ended December 31, 2023.

In November 2023, the Company agreed to accept a payment of $100,000 payment from FNB against the $348,000 to be paid on February 13, 2024. During March 2024, payments total of $117,760 were received. At March 31, 2024, $230,240 was still owed. In March 2024, the Company and FNB signed an extension that extended payment to June 30, 2024.

NOTE 5 – INVESTMENT IN MARKETABLE SECURITIES

RC365 Holdings, PLC Shares – Exclusive Rights Agreement

On August 31, 2023, the Company entered into an Exclusive Rights Agreement (“Rights Agreement”) with RC365 Holdings PLC (“RC365 Holdings”) granting them the right to sell, distribute and market the intellectual property of the Company in the United Kingdom, subject to terms and conditions of the Rights Agreement. RC365 Holdings, the Grantee, shall have the right of first refusal to purchase any additional territories, at a price and terms no less favorable that any offer received by the Company from a third party in connection with any such territory. Any such purchase of additional territories shall be subject to mutual written agreement between the parties, except as expressly permitted in the Rights Agreement. RC365 Holding’s rights and obligations under the Rights Agreement are non-sublicensable.

We shall receive 1% of any and all gross revenue (excluding VAT any other like taxes required to be deducted in any part of the Territory) generated and received by the Grantee from the use of our Platform, by the Grantee and any Customers. The term of the Rights Agreement is 10 years, with automatic renewals, assuming compliance with the terms of the Agreement, of subsequent 5-year terms.

As consideration of the granting of the rights, RSC365 Holdings has issued a total of 3,000,000 common shares to the Company, with an additional 3,000,000 shares to be delivered on or before February 29, 2024.

RC365 Holdings shares traded on the London Stock Market Exchange Main Market under the symbol “RCGH.L” and as such the closing market price converted to US Dollars has been used to value the shares at the date of issuance and on September 30, 2023, as follows:

	Number of Shares	Price Per Share (Pounds Sterling)	Price Per Share (US $)	Total Value of Shares (US$)
August 31, 2023	3,000,000	£0.77	$0.975123	$2,925,369
September 30, 2023	3,000,000	£0.20	$0.243988	$731,964

During the year ended December 31, 2023, the Company recognized a loss on marketable investment securities of $2,193,405.

On August 30, 2023, FNB Enterprises entered into a Share Purchase Agreement with the Company to purchase up to 6,000,000 shares of the common stock RC 365 Holdings held by the Company for a price of £0.20 per share. FNB Enterprises has a right to purchase RC365 Holdings common shares in increments, though the purchase is never to exceed 3% of the total issued and outstanding common shares of RC365 Holdings.

As result, the Company at September 30, 2023 no longer recognized the RC365 Holdings shares as investment rather it was reclassified and recognized as a receivable owed to the Company by FNB Enterprises.

The Company has not been issued or received the remaining 3,000,000 shares of RC365 Holdings at December 31, 2023. The License Agreement was subsequently amended to set delivery of the remaining 3,000,000 shares to February 28,2024. On March 8, 2024 the License Agreement with RC365 Holdings was amended to defer any further compensation under the License Agreement to no later than October 15,2024.

NOTE 6 – LICENSE AGREEMENT

On February 9, 2022, the Company entered into a License Agreement with Digital Cavalier Services, Inc. that allows for the Company to license, market and sell the technology of Digital Cavalier Services. Digital Cavalier Services is licensing its AI Personalization engine software as a service (SaaS) products and services, for e-commerce, content marketing, digital publishing, and other industries where relevant customer experience is necessary.

As part of the Agreement, the Company has agreed to pay a total of $1,000,000 at a rate of $40,000 per month for 25 months and has agreed to issue shares of a class of preferred stock to be created to the Digital Cavalier Services. In addition, the Company has agreed to pay a monthly license fee of 5% of the monthly gross revenues.

The Agreement has a term of 25 months and automatically renews for 24-month periods as long as the License Agreement is in good standing.

At December 31, 2022, the Company made $110,000 in monthly payments under the License Agreement and was issued 3,000 shares of Series A Preferred Stock valued at par value of $0.001 per share. As a result of the issuance Digital Cavalier became a majority shareholder of the Company. Accordingly, the Company has recorded the value of the license at its historical value, the market value of the 30,000,000 shares of common stock underlying the Series A Preferred Stock. At the time of issuance the common shares were trading at $1.00 per share for $30,000,000. The License at the time of the valuation had a value of $31,000,003.

As a result, the Company has initially booked an intangible asset of $1,000,000 and a corresponding liability for the License. At December 31, 2023, the Company owes a total of $676,700 all current, of which $556,700 is in arrears.

In February 2023, the License was extended for another 24 months and that provided upon an effective Registration Statement Registering the shares held by Digital Cavalier Services, that the license was cancellable in the event of the failure to commercialize the technology.

The Company at December 31, 2022 performed an impairment review of the License and determined that due to the lack of revenue generated, that an impairment was necessary. After performance of a discounted cash flow, the license was impaired to $1,000,000. The Company recognized an impairment of $30,000,000 during the year ended December 31, 2022.

NOTE 7 - RELATED PARTY TRANSACTIONS

Digital Cavalier License

On February 9, 2022, the Company entered into a License Agreement with Digital Cavalier Services, Inc. that allows for the Company to license, market and sell the technology of Digital Cavalier Services. Digital Cavalier Services is licensing its AI Personalization engine software as a service (SaaS) products and services, for e-commerce, content marketing, digital publishing, and other industries where relevant customer experience is necessary.

As part of the Agreement, the Company has agreed to pay a total of $1,000,000 at a rate of $40,000 per month for 25 months and has agreed to issue shares of a class of preferred stock to be created to the Digital Cavalier Services. In addition, the Company has agreed to pay a monthly license fee of 5% of the monthly gross revenues.

The Agreement has a term of 25 months and automatically renews for 24-month periods as long as the License Agreement is in good standing. In February 2023, the License was extended for another 24 months and that provided upon an effective Registration Statement Registering the shares held by Digital Cavalier Services, that the license was cancellable in the event of the failure to commercialize the technology.

At December 31, 2022, the Company made $155,000 in monthly payments under the License Agreement and has been issued 3,000 shares of Series A Preferred Stock initially valued at par value of $0.001 per share. At December 31, 2023, the Company owes a total of $676,700 all current, of which $556,700 is in arrears.

As a result, the Company initially booked an intangible asset of $1,000,000 and a corresponding liability for the License.

Line of Credit

In May 2022, the Company entered into a Line of Credit Promissory Note with a Mr. Thomas Yang, in exchange for advancing funds to support ongoing operations and the Company’s efforts to file a Registration Statement on Form S-1 with the U.S. Securities and Exchange Commission. The funds are subject to an interest rate of 12% per annum with interest only payments to be made on a monthly basis. The Line of Credit Promissory Note is convertible into shares of the Company’s restricted common stock at $0.05 per share. Both outstanding principal and accrued interest are convertible.

The Line of Credit further provided that if the Company or Digital Cavalier Technology Services, Inc. is to terminate the License Agreement that 2,500 of the Series A Preferred Shares held by Digital Cavalier Technology Services Inc will be transferred to Mr. Yang. All funds remaining under the Line of Credit Note Payable would remain due in full.

On February 15, 2024, Mr. Yang converted the outstanding balance on the Line of Credit into shares of common stock and the Line of Credit was considered paid in full.

NOTE 8 – NOTES PAYABLE – PPP LOAN

On April 24, 2020, the Company obtained a small business loan under the Paycheck Protection Program of the Cares Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) in amount the amount of $199,920.

The loan carries an interest rate of 1% per annum. Interest and Principal payments are deferred for a period of 6 months. Should the loan not be forgiven, payment of principal and interest would be due in 2 years, unless the lender and the Company agree to extend the term to 5 years.

Provided that the Company has used at least 60% of the loan proceeds for payroll expenses over an 8-week period, the loan will be converted to a “grant” and under Section 1106 (i) of the Cares, Act, the amount forgiven will be excluded from gross revenues for tax purposes. The Company is preparing this information for submission for forgiveness.

NOTE 9 – CONTINGENT LIABILITIES

Litigation

In the ordinary course of its business, the Company is involved in various legal proceedings involving a variety of matters. The Company does not believe there are any pending legal proceedings that will have a material adverse effect on the Company’s business, consolidated financial position, results of operations, or cash flows. However, the outcome of such legal matters is inherently unpredictable and subject to significant uncertainties. The Companies expenses legal fees in the period in which they are incurred.

NOTE 10 - STOCKHOLDERS’ EQUITY (DEFICIT)

Common Stock

At December 31, 2023, the Company had 55,109,106 shares of common stock issued and outstanding.

During the year ended December 31, 2023, Digital Cavalier, a majority shareholder, converted a total of 2,000 shares of Series A Preferred stock into 20,000,000 shares of the Company’s restricted common stock.

During the year ended December 31, 2023, Mark Spoone, a former director of the Company, converted 285 shares of Series A Preferred stock into 2,850,000 shares to the Company’s restricted common stock.

During the year ended December 31, 2023, the Company issued 371,780 shares of its restricted common stock to a consultant for services valued at the closing market of $0.45 per share for a total stock compensation expense of $167,301.

During the year ended December 31, 2023, the Company issued 16,093,760 shares of its restricted common stock at $0.05 per share as part of the conversion of its related party note payable.

During the year ended December 31, 2023, the Company issued 2,500,000 shares of its restricted common stock at $0.10 per share for cash of $250,000.

During the year ended December 31, 2023, the Company cancelled 14,836,242 shares of its restricted common stock at $0.01 par value.

Preferred Shares

In August 2022, the Company’s shareholders and Board of Directors created a class of Series A Preferred Shares with a par value of $0.001 per share. The Series A Preferred Shares are convertible into shares of the Company’s common stock at a rate of 1 Series A Preferred Shares into 10,000 shares of Common Stock. The shares of Series A Preferred having voting rights equal to 1 share of Preferred is equal to 10,000 shares of common stock.

At December 31, 2023, the Company had 1,155 shares of Series A Preferred Shares issued and outstanding.

During the year ended December 31, 2023, Digital Cavalier, a majority shareholder, converted a total of 2,000 shares of Series A Preferred stock into 20,000,000 shares of the Company’s restricted common stock.

During the year ended December 31, 2023, Mark Spoone, a former director of the Company, converted 285 shares of Series A Preferred stock into 2,850,000 shares to the Company’s restricted common stock.

NOTE 11 - SUBSEQUENT EVENTS

In accordance with ASC 855-10, the Company has analyzed its operations through the date, these unaudited financial statements were available to be issued, April 5, 2024, and has determined that there were no other significant subsequent events or transactions that would require recognition or disclosure in the condensed consolidated financial statements for the year ended December 31, 2023, other than as follows.

On January 22, 2024, Mr. Thomas Yang, a shareholder and the holder of the Line of Credit, advanced the Company funds of $100,000. These funds were not advanced under the Line of Credit. The funds are due on February 13, 2024 and include an interest charge of $1,150. On March 1, 2024, an Extension was agreed to extend payment to March 31, 2024. On February 20, 2024, the Company paid $1,050 of the interest payment due.

On February 15, 2024, the Company issued a total of 33,150,000 shares of its restricted common stock in connection with a series of consulting agreements that were entered into for services to be provided to the Company in connection with uplisting its publicly traded common stock and organizing a public financing. The shares were valued at $0.10 per share or $3,315,000. The consulting agreements terminate at the option of the consultants.

On February 15, 2024, the Company entered into a consulting agreement with a third party for business services, a $200,000 cash payment is due upon signing. The agreement terminates at the option of the consultant.

On February 15, 2024, Mr. Yang converted the remaining balance of $66,797 on the Line of Credit into 1,335,946 shares of the Company’s restricted common stock, at a price of $0.05 per share. The Line of Credit was considered to be paid in full at that time.

On March 1, 2024, the Company entered into General Services Agreements with its Chief Executive Officer, Murray Galbraith. The General Service Agreement has a term of 3 years, expiring on February 27, 2027. Starting March 1, 2024, Mr. Galbraith is to receive a monthly gross fee of $7,500 and is eligible at the determination of the Board of Directors to receive stock options under the Company’s 2024 Equity Incentive Plan. A compensation review is to be performed by the Board of Directors in October 2024 and thereafter annually, a month after year end. Mr. Galbraith, after the successful uplisting of the Company’s publicly common stock from the OTC Pink Sheets to the OTC QB and the completion of a public offering of $10 Million or greater, will receive a one-time signing bonus of $50,000.

On March 1, 2024, the Company entered into General Services Agreements with its Calderan Ventures, Ltd, (“Calderan Ventures”) an entity owned by our director, James Romano. The General Service Agreement has a term of 3 years, expiring on February 27, 2027. Starting March 1, 2024, Calderan Ventures is to receive a monthly gross fee of $7,500 and is eligible at the determination of the Board of Directors to receive stock options under the Company’s 2024 Equity Incentive Plan. A compensation review is to be performed by the Board of Directors in October 2024 and thereafter annually, a month after year end. Calderan Ventures, after the successful uplisting of the Company’s publicly common stock from the OTC Pink Sheets to the OTC QB and the completion of a public offering of $10 Million or greater, will receive a one-time signing bonus of $50,000.

On March 1, 2024, the Company’s Board of Directors approved the 2024 Equity Incentive Plan (“2024 Equity Incentive Plan”). The 2024 Equity Incentive Plan reserves no more than 10,000,000 shares of the Company’s common stock to be issued. The 2024 Equity Incentive Plan provides for issuance of options to officers, directors, employees and consultants. The Board of Directors is authorized to set terms of options to be issued as to the number of shares, vesting terms and expiration dates. Options issued under the Plan are to be issued with an exercise price that is 100% the fair market value of the common stock on the grant date.

On March 1, 2024, the Company issued stock option agreements to Mr. Galbraith and to Calderan Ventures (of which Mr. James Romano, a director of the Company, is an officer) for 2,000,000 shares each. The options are fully vested upon issuance and have an exercise price of $0.20 per share and an expiration date of February 28, 2029.

On March 1, 2024, the Company issued a stock option agreement, to its consultant, David Edmunds for 400,000 shares of common stock. The option is fully vested upon issuance and has an exercise price of $0.20 per share and an expiration date of February 28, 2027.

On March 8, 2024 the License Agreement with RC365 Holdings was amended to defer any further compensation under the License Agreement to no later than October 15, 2024. Compensation under the License Agreement included a payment of 3,000,000 shares of RC365 Holdings common stock on February 28, 2024. All other terms and provisions of the License Agreement remain in full force and effect.

On August 30, 2023, FNB Enterprises, LTD (“FNB Enterprises”), an unrelated third party, entered into a legally binding Share Purchase Agreement with the Company to purchase 3,000,000 shares of the common stock RC365 Holdings held by the Company. During the year ended December 31, 2023, the Company booked a bad debt expense in connection with the purchase of the shares. In November 2023, the Company entered into Amendments to the Share Purchase Agreement, which provided, among other items:

1.	The purchase price of the shares was reduced to £0.10 pence per share; and
2.	3,000,000 shares are to be purchased and paid for by =February 13, 2024 with a purchase price of $348,000.

In March 2024, a payments of $117,760 were received. At March 31, 2024, $230,240 was still owed. In March, 2024, the Company and FNB signed an extension that extended payment to June 30, 2024.

On March 15, 2024, the Company entered into a Stock Subscription Agreement, with a unrelated third parties for the sale of 1,000,000 shares of its restricted common stock in exchange for $150,000 cash.

On March 14, 2024, the Company entered into consulting agreement with a shareholder of the Company. The Consulting Agreement may be terminated at any time by either party. The Consulting Agreement provides for compensation of 6,000,000 shares of the Company’s registered common stock and is valued at a price of $0.35 per share or $2,100,000.

On March 15, 2024, the Company entered into a consulting agreement with an existing consultant for business services. The consulting agreement provides for compensation of 4,000,000 shares of common stock in addition to the 3,000,000 shares issued in February 15, 2024. The 4,000,000 shares are valued at a price of $0.35 per share or $1,400,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

EVALUATION OF DISCLOSURE CONTROLS & PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time period specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to management including our principal executive officer and principal financial officer as appropriate, to allow timely decisions regarding required disclosure.

In connection with this annual report, as required by Rule 15d-15 under the Securities Exchange Act of 1934, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. Under the supervision of our Board of Directors, our Chief Executive Officer and Chief Financial Officer, acting as our principal executive officer and principal financial officer respectively, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was not effective as of December 31, 2023. Subject to the inherent limitations noted in this Part II, Item 9A as of December 31, 2023, our disclosure controls and procedures were not effective due to the existence of material weaknesses in our internal controls over financial reporting as discussed below. It is management's responsibility to establish and maintain adequate internal control over financial reporting.

This annual report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting. Management's report on internal control over financial reporting was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the SEC because we are neither an accelerated filer nor a larger accelerated filer.

We have implemented a framework used by management to evaluate the effectiveness of our internal control over financial reporting, which incorporates a quarterly review by our Board of Directors of the recording of transactions and whether questions of accuracy and authorization may arise as the accounting may be reviewed by our auditors.

Our Management's assessment of the effectiveness of internal controls over financial reporting as of the end of the most recent fiscal year, including a statement as to whether or not internal control over financial reporting is effective is contained in the section immediately following this paragraph.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

It is Management's responsibility to establish and maintain adequate internal control over financial reporting. The matters involving internal controls and procedures that our Company's management considered to be material weaknesses and may have been ineffective under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee and lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes.

Management has assessed the effectiveness of its internal controls over financial reporting at the end of the most recent fiscal year and has determined several weaknesses and has determined that its internal controls are not effective due, in part, to lack of full-time financial accounting professionals.

Management believes that the material weaknesses and ineffectiveness set forth in items (2), (3) and (4) above did not have an affect on our Company's financial results. However, management believes that the lack of a functioning audit committee and lack of a majority of outside directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures may result in our Company's financial statements for the future years being subject to error and inaccurate if controls, procedures, and professional financial officers are not maintained.

We are committed to improving our financial organization. As part of this commitment, we intend to create a position to segregate duties consistent with control objectives and intend to increase our personnel resources and technical accounting expertise within the accounting function when funds are available to our Company: i) Appointing one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and ii) preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Company's Board. In addition, management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support our Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues our Company may encounter in the future.

Due to insufficient funds during the year ended December 31, 2023, the Company has been unable to implement many of the remedies to the ineffective oversight. The Company will continue to implement the changes as laid out above as soon as funds are available to the Company.

There were no changes to internal controls over financial reporting during the current reporting period. We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

ITEM 9B. OTHER INFORMATION.

Rule 10b5-1 Trading Plans

During the three months December 31, 2023, none of our directors or officers adopted, materially modified, or terminated any contract, instruction, or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any non-Rule 10b5-1 trading arrangement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information as to persons who currently serve as our directors or executive officers, including their ages as of April 2, 2024.

Name	Position	Age	Term of Office (if indefinite, give date appointed)	Approximate hours per week (if part-time)/full-time
Murray Galbraith	Chief Executive Officer, Acting CFO, and Director	62	Annual	35-40

James D. Romano	Director	66	Annual	30

S. Mark Spoone (1)	Secretary and Director	57	Annual	10

 ___________

1)	Removed from the Board of Directors and as Secretary on October 17, 2023.

Our officers are elected by the board of directors at the first meeting after each annual meeting of our stockholders and hold office until their successors are duly elected and qualified under our bylaws.

The directors named above will serve until the next annual meeting of our stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the board of directors absent any employment agreement. There is no arrangement or understanding between our directors and officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

BIOGRAPHICAL INFORMATION

Murray Galbraith, CEO, Acting CFO, and Director

Mr. Galbraith has been CEO and Director of YouneeqAI Technical Services, Inc. since February 11, 2022. Mr. Galbraith has also served as CEO and Director of the Licensor of YouneeqAI to the Company, Digital Cavalier Technology Services Inc. since April 2016 (an affiliate of the Company). He has over 35 years of experience and a proven track record of developing new businesses and leading digital transformations. Mr. Galbraith graduated from Royal Roads University in 1999.

As CEO of Digital Cavalier Technology Services Inc. for the last eight years, Mr. Galbraith has led efforts to deliver cutting-edge AI solutions to businesses and organizations around the world. He is committed to fostering a culture of innovation and collaboration and is dedicated to developing the next generation of leaders in the field. This experience in developing the YouneeqAI technology uniquely qualifies Mr. Galbraith to lead the Company as the CEO.

Under Mr. Galbraith’s leadership, Digital Cavalier Technology Services Inc. has striven to deliver high-quality technology and exceptional customer support. He has been instrumental in the development of the company's AI platform and has overseen its successful deployment across a variety of industries.

Mr. Galbraith is known for his strategic vision and ability to identify emerging trends in the industry. He has also been a strong advocate for diversity and inclusion in the workplace and has worked to ensure that Digital Cavalier Technology Services Inc. remains a welcoming and inclusive environment for all employees. Throughout his career, Mr. Galbraith has been a champion of entrepreneurship and innovation. He has mentored countless startups and entrepreneurs and has been a sought-after speaker and thought leader in the industry. He is deeply committed to the development of the next generation of leaders and has worked tirelessly to create opportunities for young people in the technology industry. Moreover, he has undertaken negotiations for M&A activity, strategic partnerships, and investment in the UK, France, Spain, USA, Taiwan, Hong Kong, India and China, and succeeded in increasing organizational productivity and professional development opportunities.

In addition to his work at Digital Cavalier Technology Services Inc., Murray is an active member of the technology community. Murray has been on the board of Digital Cavalier Technology Services Inc. since 2014 and has been recognized for his contributions to the industry. He is a strong believer in the power of technology to transform lives and create new opportunities and is committed to using his expertise to make a positive impact in the world.

Overall, Mr. Galbraith is a highly respected and accomplished CEO, with a deep understanding of the technology industry and a passion for innovation and entrepreneurship. He has been instrumental in the development of YouneeqAI. His leadership, vision, and commitment to excellence make him an asset to the company and the broader technology community.

James D. Romano, Director

Mr. Romano has been a Director of YouneeqAI Technical Services, Inc. since February 11, 2022. His career spans thirty years of successful strategic start-ups for small to medium-sized businesses in Canadian and US markets. He has provided corporate strategy, branding and structuring, and successfully raised initial capital in venture markets.

Mr. Romano's career has spanned several decades focusing on leading the process of positive change within private and public organizations so that they can become better at what they do. His expertise in delivering enhanced management outcomes encompasses exceptionally diverse operational environments. These range from fostering consensus within public/private partnerships for environmental recycling, proposing and enabling improved health care delivery, leading harmonious outcomes within relationally complex social/hospitality/art-industry management settings, mentoring entrepreneurism and delivering results in the natural resource sector, while applying corporate finance and investor communications across the board. From his voluntary involvements as President of the Recycling Council of British Columbia in the 1980's and his post as the Inaugural Foundation Chairperson at InspireHealth, an integrated cancer care facility, to assisting private and public entities in Canada and the US in mining, oil & gas and technology, Mr. Romano's contributions are numerous. For the past five years, Mr. Romano has served as a director of Securter Systems Inc., a private Canadian Company. He will provide YouneeqAI with the leadership required to bring this shared vision and experience to the entire organization.

Mr. Romano is also an advisor to Digital Cavalier Technology Services Inc.

KEY EMPLOYEES

While Mr. Galbraith devotes approximately 35-40 hours per week to the Company’s business, the Company has no employees. Mr. Galbraith is simultaneously employed by Digital Cavalier Technology Services Inc. and devotes up to 75 hours per week in total between the two companies. The Company is dependent on the license for YouneeqAI provided by Digital Cavalier Technology Services Inc. and so Mr. Galbraith’s efforts at both companies is vital to the success of the proposed business.

CONFLICTS OF INTEREST – GENERAL

There can be no assurance that management will resolve all conflicts of interest in favor of the Company.

Our directors and officers are, or may become, in their individual capacities, officers, directors, controlling shareholder and/or partners of other entities engaged in a variety of businesses. Thus, there exist potential conflicts of interest including, among other things, time, efforts and corporate opportunity, involved in participation with such other entities. Consequently, there are potential inherent conflicts of interest in their acting as officers and directors of the Company. Insofar as the officers and directors are engaged in other business activities, officer-management anticipates it will devote up to approximately 40 hours per week to the Company’s affairs.

Mr. Galbraith and Mr. Romano serve as CEO and advisor, respectively, of Digital Cavalier Technology Services Inc., the licensor of YouneeqAI to and the controlling shareholder of the Company. This may give rise to conflicts of interest including, among other things, time, efforts, and corporate opportunity. Mr. Galbraith currently splits his time between Digital Cavalier Technology Services Inc. (his employer) and the Company (licensee of Digital Cavalier Technology Services Inc.), up to 75 hours per week total. The third member of the Board of Directors, S. Mark Spoone, is not affiliated with the licensor. Should the license with Digital Cavalier Technology Services Inc. terminate, Mr. Galbraith and Mr. Romano will likely leave their respective positions at the Company. Mr. Galbraith intends to transition to the employment of the Company once sufficient funding has been established.

If the commercialization of YouneeqAI is achieved within the 25 months per the License Agreement, as amended, and in the event that the Company is successful in achieving the effectiveness of the S-1 Registration Statement for its common shares in which Digital Cavalier Technology Services Inc. is able to register shares for resale and/or distribution, then the License Agreement shall become non-cancellable for any reason.

None of our Officers and Directors has any interest in any competitive business to ours or any service provider to our Company, other than in relation to the license agreement (See “Licenses” on page 5). The other businesses in which our officers and directors now participate have no relation to our business, do not compete with our business and do not supply services, materials, or technology to our business. We see the primary conflict as one of necessary time devoted to the Company business and internal controls and procedures for accounting for our quarterly and annual reports under Section 13(a) of the Securities Exchange Act of 1934, which must be filed timely under the section and quarterly reviews and annual audits by our auditors which require adequate record keeping.

CONFLICTS OF INTEREST – CORPORATE OPPORTUNITIES

Presently no requirement contained in our Articles of Incorporation, Bylaws, or minutes requires officers and directors of our Company to disclose business opportunities which come to their attention. Our officers and directors do, however, have a fiduciary duty of loyalty to our Company to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise. Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another Company. We have no intention of merging with or acquiring an affiliate, associate person or business opportunity from any affiliate or any client of any such person.

The Company does not have a policy that the Company will not do business with any entity in which any officer or director serves as an officer or director or in which they or their family members own or hold a controlling ownership interest. Although the Board of Directors could elect to adopt this policy, the Board of Directors has no present intention of doing so.

COMMITTEES OF THE BOARD OF DIRECTORS

We are managed under the direction of its board of directors.

EXECUTIVE COMMITTEE

We do not have an executive committee at this time.

AUDIT COMMITTEE

We have formed a non-independent audit committee in 2023 to assist the Board in monitoring (1) the integrity of the financial statements of the Company, (2) the compliance by the Company with legal and regulatory requirements and (3) the independence and performance of the Company’s internal and external auditors. Murray Galbraith, as Chairman, and James D. Romano act as the initial members of the Audit Committee.

The functions of the audit committee are to review the scope of the audit procedures employed by our independent auditors, to review with the independent auditors our accounting practices and policies and recommend to whom reports should be submitted, to review with the independent auditors their final audit reports, to review with our internal and independent auditors our overall accounting and financial controls, to be available to the independent auditors during the year for consultation, to approve the audit fee charged by the independent auditors, to report to the board of directors with respect to such matters and to recommend the selection of the independent auditors.

In the absence of a separate audit committee our board of directors functions as audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting control We expect that the selection of a business opportunity will be complex. Due to general economic conditions, rapid technological advances being made in some industries and shortages of available capital, we believe that there are numerous firms seeking the benefits of an issuer who has complied with the 1934 Act. Such benefits may include facilitating or improving the terms on which additional equity financing may be sought, providing liquidity for incentive stock options or similar benefits to key employees, providing liquidity (subject to restrictions of applicable statutes) for all stockholders and other factors. Potentially, available business opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We have, and will continue to have, essentially no assets to provide the owners of business opportunities. However, we will be able to offer owners of acquisition candidates the opportunity to acquire a controlling ownership interest in an issuer who has complied with the 1934 Act without incurring the cost and time required to conduct an initial public offering.

ANNUAL MEETING

The annual meeting of stockholders is anticipated in the fourth quarter of 2024 and will include the election of directors. The annual meeting will be held at our principal office or at such other place as permitted by the laws of the State of Nevada and on such date as may be fixed from time to time by resolution of our board of directors.

PREVIOUS “BLANK CHECK” OR “SHELL” COMPANY INVOLVEMENT

No members of our management have been involved in previous “blank-check” or “shell” companies.

INVOLVEMENT IN LEGAL PROCEEDINGS

No executive Officer or Director of our Company has been convicted in any criminal proceeding (excluding traffic violations) or is the subject of a criminal proceeding that is currently pending.

No executive Officer or Director of our Company is the subject of any pending legal proceedings.

No Executive Officer or Director of our Company is involved in any bankruptcy petition by or against any business in which they are a general partner or executive officer at this time or within two years of any involvement as a general partner, executive officer, or Director of any business.

(REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

ITEM 11. EXECUTIVE COMPENSATION.

Summary of Executives and Director Compensation Tables

The following table sets forth the compensation paid to officers and board members during the years ended December 31, 2023, 2022 and 2021.

SUMMARY EXECUTIVE COMPENSATION TABLE

Name & Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)		Total ($)
Murray Galbraith, CEO, Acting CFO, President (1)	2023	0	0	0	0	0	0	0		0
	2022	0	0	(1)	0	0	0	36,336	(1)	36,336 (1)
	2021	0	0	0	0	0	0	0		0
S. Mark Spoone, Secretary (2)	2023	0	0	0	0	0	0	0		0
	2022	0	0	(2)	0	0	0	28,000		28,000
	2021	0	0	1,483,248	0	0	0	0		1,483,248
John Yoo Lee, Former Director (3)	2023	0	0	0	0	0	0	0		0
	2022	0	0	(3)	0	0	0	0		(3)
	2021	0	0	0	0	0	0	0		0
Jiun Haw Chang, Former Director (3)	2023	0	0	0	0	0	0	0		0
	2022	0	0	(3)	0	0	0	0		(3)
	2021	0	0	0	0	0	0	0		0

___________

(1)	Appointed as officer and director on February 11, 2022. The Company issued 3,000 shares of preferred stock to Digital Cavalier Technology Services, Inc. per the February 2022 License Agreement, valued at $1,000,000. Mr. Galbraith is a beneficial owner of the Series A Preferred Stock. Digital Cavalier Technology Services also received $155,000 in license royalties during the year ended December 31, 2022, a portion of which paid Mr. Galbraith’s salary at Digital Cavalier (approximately $36,336 USD). Mr. Galbraith splits his time, roughly 75 hours per week, between the Company and Digital Cavalier Technology Services, Inc., and intends to transition to a full-time employee of the Company after sufficient funding is in place.
(2)	Resigned as chief financial officer, and subsequently appointed as Secretary and Director on February 11, 2022. The Company issued 440 shares of Series A Preferred Stock to current and former members of the Board of Directors: Mr. Spoone received 285 shares of the Company’s Series A Preferred Stock in August 2022. Mr. Spoone received $4,000 per month in consulting fees in 2022, totaling $28,000. He received a total of 1,483,248 shares as compensation in February 2021; a discussion of the assumptions made in the valuation can be found in the footnotes to the financial statements herein for the years ended December 31, 2022 and 2021. Mr. Spoone was removed as Secretary on October 17, 2023.
(3)	Resigned as directors on February 11, 2022. The Company issued 440 shares of Series A Preferred Stock to current and former members of the Board of Directors: in September 2022, the Company entered into an agreement with its former directors, Messrs. Lee and Chang to assume the remaining interests in and liabilities of the subsidiaries of American Hemp, in exchange for 155 (9 and 146, respectively) shares of the Company Series A Preferred Stock. No stock was issued by third parties to officers or directors as compensation.

BOARD OF DIRECTORS COMPENSATION

DIRECTOR COMPENSATION

Director Independence

For a director to be considered “independent,” the Board must affirmatively determine that the director has no material relationship with the Company (directly or as a partner, stockholder or officer of an organization that has a relationship with the Company). In each case, the Board considers all relevant facts and circumstances. We currently have no independent directors.

All of our officers and/or directors will continue to be active in other companies. All officers and directors have retained the right to conduct their own independent business interests.

The following table sets forth certain information concerning compensation paid to our directors during the years ended December 31, 2023, 2022 and 2021:

Name	Year	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Murray Galbraith (1)	2023	0	0	0	0	0	0	0
	2022	0	0	0	0	0	36,336	36,336
	2021	0	0	0	0	0	0	0
James D. Romano (1)	2023	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0
S. Mark Spoone (2)	2023	0	0	0	0	0	0	0
	2022	28,000	0	0	0	0	0	28,000
	2021	0	1,483,248	0	0	0	0	1,483,248
John Yoo Lee (3)	2023	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0
Jiun Haw Chang (3)	2023	0	0	0	0	0	0	0
	2022	0	0	0	0	0	0	0
	2021	0	0	0	0	0	0	0

________

(1)	Appointed to the Board on February 11, 2022. Please also see Footnote 1 of the previous table.
(2)	Appointed to the Board on December 28. 2018. Please also see Footnote 2 of the previous table. Mr. Spoone was removed from the Board on October 17, 2023.
(3)	Resigned from the Board on February 11, 2022.

The term of office for each Director is one year, or until their successor is duly elected or appointed. The term of office for each of our Officers is at the pleasure of the Board of Directors.

The Board of Directors has no nominating, auditing committee or a compensation committee. Therefore, the selection of person or election to the Board of Directors was neither independently made nor negotiated at arm’s length.

At this time, our Directors do not receive cash compensation for serving as a member of our Board of Directors.

Limitation on Liability and Indemnification

We are a Nevada corporation. The Nevada Revised Statutes provide that the articles of incorporation of a Nevada corporation may contain a provision eliminating or limiting the personal liability of a director to the corporation or our stockholders for monetary damages for breach of fiduciary duty as a director, except that any such provision may not eliminate or limit the liability of a director (i) for any breach of the director’s duty of loyalty to the corporation or our stockholders, (ii) acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law, (iii) acts specified in Section 78 (concerning unlawful distributions), or (iv) any transaction from which a director directly or indirectly derived an improper personal benefit. Our articles of incorporation contain a provision eliminating the personal liability of directors to our Company’ or our stockholders for monetary damages to the fullest extent provided by the Nevada Revised Statutes.

The Nevada Revised Statutes provide that a Nevada corporation must indemnify a person who was wholly successful, on the merits or otherwise, in defense of any threatened, pending, or completed action, suit, or proceeding, whether civil, criminal, administrative, or investigative and whether formal or informal (a “Proceeding”), in which he or she was a party because the person is or was a director, against reasonable expenses incurred by him or her in connection with the Proceeding, unless such indemnity is limited by the corporation’s articles of incorporation. Our articles of incorporation do not contain any such limitation.

The Nevada Revised Statutes provides that a Nevada corporation may indemnify a person made a party to a Proceeding because the person is or was a director against any obligation incurred with respect to a Proceeding to pay a judgment, settlement, penalty, fine (including an excise tax assessed with respect to an employee benefit plan) or reasonable expenses incurred in the Proceeding if the person conducted himself or herself in good faith and the person reasonably believed, in the case of conduct in an official capacity with the corporation, that the person’s conduct was in the corporation’s best interests and, in all other cases, his or her conduct was at least not opposed to the corporation’s best interests and, with respect to any criminal proceedings, the person had no reasonable cause to believe that his or her conduct was unlawful. Our articles of incorporation and bylaws allow for such indemnification. A corporation may not indemnify a director in connection with any Proceeding by or in the right of the corporation in which the director was adjudged liable to the corporation or, in connection with any other Proceeding charging that the director derived an improper personal benefit, whether or not involving actions in an official capacity, in which Proceeding the director was judged liable on the basis that he or she derived an improper personal benefit. Any indemnification permitted in connection with a Proceeding by or in the right of the corporation is limited to reasonable expenses incurred in connection with such Proceeding.

The Nevada Revised Statutes, unless otherwise provided in the articles of incorporation, a Nevada Revised Statutes corporation may indemnify an officer, employee, fiduciary, or agent of the corporation to the same extent as a director and may indemnify such a person who is not a director to a greater extent, if not inconsistent with public policy and if provided for by our bylaws, general or specific action of our board of directors or stockholders, or contract. Our articles of incorporation provide for indemnification of our directors, officers, employees, fiduciaries and agents to the full extent permitted by Nevada law.

Our articles of incorporation also provide that we may purchase and maintain insurance on behalf of any person who is or was a director or officer of our Company or who is or was serving at our request as a director, officer or agent of another enterprise against any liability asserted against him or her and incurred by him or her in any such capacity or arising out of his or her status as such, whether or not we would have the power to indemnify him or her against such liability.

Employment Agreements with Officers and Directors of YouneeqAI Technical Services, Inc.

Mr. Galbraith is paid through his employer and the licensor of the YouneeqAI technology, Digital Cavalier Technology Services Inc., and he currently splits his time (approximately 75 hours per week) between the two companies.

As of March 1, 2024, we have entered into General Service Agreements with our Chief Executive Officer, Murray Galbraith and Calderan Ventures, Ltd., an entity owned by our director James D. Romano as defined below:

Name	Position	Compensation	Termination Date
Murray Galbraith (1)	Chief Executive Officer	$7,500/monthly	February 28, 2027
James D. Romano (2)	Director	$7,500/monthly	February 28, 2027

___________

(1) The General Service Agreement has a term of 3 years, expiring on February 27, 2027. Starting March 1, 2024, Mr. Galbraith is to receive a monthly gross fee of $7,500 and is eligible at the determination of the Board of Directors to receive stock options under the Company’s 2024 Equity Incentive Plan. A compensation review is to be performed by the Board of Directors in October 2024 and thereafter annually, a month after year end. Mr. Galbraith, after the successful uplisting of the Company’s publicly common stock from the OTC Pink Sheets to the OTC QB and the completion of a public offering of $10 Million or greater, will receive a one-time signing bonus of $50,000.

(2) The General Service Agreement has a term of 3 years, expiring on February 27, 2027. Starting March 1, 2024, Calderan Ventures is to receive a monthly gross fee of $7,500 and is eligible at the determination of the Board of Directors to receive stock options under the Company’s 2024 Equity Incentive Plan. A compensation review is to be performed by the Board of Directors in October 2024 and thereafter annually, a month after year end. Calderan Ventures, after the successful uplisting of the Company’s publicly common stock from the OTC Pink Sheets to the OTC QB and the completion of a public offering of $10 Million or greater, will receive a one-time signing bonus of $50,000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information with respect to the beneficial ownership of our outstanding common stock by:

-	·	each person who is known by us to be the beneficial owner of five percent (5%) or more of our common stock;
-	·	our executive officers, and each director as identified in the “Management — Executive Compensation” section; and
-	·	all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock and options, warrants and convertible securities that are currently exercisable or convertible within 60 days of the date of this document into shares of our common stock are deemed to be outstanding and to be beneficially owned by the person holding the options, warrants or convertible securities for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The information below is based on the number of shares of our common stock that we believe was beneficially owned by each person or entity as of December 31, 2023.

OFFICERS AND DIRECTORS –

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding (2)
Common Stock	Murray Galbraith, Chief Executive Officer, Acting CFO and Director (3)	20,000,000	36.29%
Series A Preferred Convertible Stock		1,000	86.58%
Aggregate – fully diluted		30,000,000	54.43%
Common Stock	James D. Romano, Director	0	0%
Series A Preferred Convertible Stock		0	0%
Common Stock	All Directors and Executive Officers as a Group (2 persons)	30,000,000	54.43%
Series A Preferred Convertible Stock	All Directors and Executive Officers as a Group (2 persons)	1,000	86.58%

(1)	The address of each person listed above, unless otherwise indicated, is c/o YouneeqAI Technical Services, Inc., 2700 Youngfield St., Suite 280, Lakewood, CO 80215.
(2)	Based upon common shares issued and outstanding of 55,109,106, except as provided in aggregate voting control, where the fully diluted figures are provided (italicized). A total of 66,659,106 shares are outstanding on a fully diluted basis. (Includes voting and/or conversion of 1,155 shares held of Series A Preferred Convertible Stock).
(3)	Digital Cavalier Technology Services Inc. is the holder of 20,000,000 shares of YouneeqAI Technical Services, Inc. (36% on an issued and outstanding basis), is the licensor of YouneeqAI to the Company, is an affiliate, and is under common control. Mr. Galbraith, officer and director, is also an officer, director and control person of Digital Cavalier Technology Services Inc. Mr. Galbraith, on behalf of Digital Cavalier Technology, Inc., controls approximately 86.6% of our issued and outstanding Series A Preferred voting stock (1,000 Series A Preferred shares – convertible to 10,000,000 shares of common stock) providing the equivalent of 54.43% aggregate voting control of the common stock including current common stock holdings on a fully diluted basis, and, therefore he effectively controls substantially all actions taken by our stockholders, including the election of directors. As of April 2, 2024, the percentage owned by Digital Cavalier Technology Services Inc. is 19.30%.

GREATER THAN 5% STOCKHOLDERS

Title of Class	Name of Beneficial Owner (1)	Amount and Nature of Beneficial Owner	Percent of Class Outstanding before offering (2)
Common Stock	Digital Cavalier Technology Services Inc. (4)	20,000,000	36.29%
Series A Preferred Convertible Stock	Digital Cavalier Technology Services Inc. (4)	1,000	86.58%
Aggregate – fully diluted aggregate voting control	Digital Cavalier Technology Services Inc. Fully diluted – aggregate voting control (4)	30,000,000	54.43%
Common Stock	Brookdale Consulting, LLC	4,460,000	8.09%
Common Stock	Thomas Yang	4,093,760	7.43%
Common Stock	S. Mark Spoone (5)	3,541,798	6.43%
Common Stock	Edina Redzematovic (7)	3,000,000	5.44%
Common Stock	Sergio Garcia (7)	3,000,000	5.44%
Common Stock	Rebeka Kolacna (7)	3,000,000	5.44%
Common Stock	Meryem Tatli (7)	3,000,000	5.44%
Series A Preferred Convertible Stock	Jiun Haw Chang (6)	146	12.64%
Aggregate	Jiun Haw Chang Fully diluted – aggregate voting control (6)	1,460,000	2.65%
Series A Preferred Convertible Stock	John Yoo Lee (6)	9	0.78%
Aggregate	John Yoo Lee Fully diluted – aggregate voting control (6)	90,000	0.16%

(1)	The address of each person listed above, unless otherwise indicated, is c/o YouneeqAI Technical Services, Inc., 2700 Youngfield St., Suite 280, Lakewood, CO 80215.
(2)	Based upon common shares issued and outstanding of 55,109,106, except as provided in aggregate voting control, where the fully diluted figures are provided. A total of 66,659,106 shares are outstanding on a fully diluted basis. (Includes voting and/or conversion of 1,155 shares held of Series A Preferred Convertible Stock).
(3)	Digital Cavalier Technology Services Inc. is the holder of 20,000,000 shares of YouneeqAI Technical Services, Inc. (36% on an issued and outstanding basis), is the licensor of YouneeqAI to the Company, is an affiliate, and is under common control. Mr. Galbraith, officer and director, is also an officer, director and control person of Digital Cavalier Technology Services Inc. Mr. Galbraith, on behalf of Digital Cavalier Technology, Inc., controls approximately 86.6% of our issued and outstanding Series A Preferred voting stock (1,000 Series A Preferred shares – convertible to 10,000,000 shares of common stock) providing the equivalent of 54.43% aggregate voting control of the common stock including current common stock holdings on a fully diluted basis, and, therefore he effectively controls substantially all actions taken by our stockholders, including the election of directors. As of March 25, 2024, the percentage owned by Digital Cavalier Technology Services Inc. is 19.30%.
(5)	Former Secretary and Director of YouneeqAI Technical Services, Inc. He was removed on October 17, 2023.
(6)	Former Director of the Company, resigning on February 11, 2022.
(7)	These greater than 5% stockholders have no rights to any warrants, options, or conversion shares.

 Rule 13d-3 under the Securities Exchange Act of 1934 governs the determination of beneficial ownership of securities. That rule provides that a beneficial owner of a security includes any person who directly or indirectly has or shares voting power and/or investment power with respect to such security. Rule 13d-3 also provides that a beneficial owner of a security includes any person who has the right to acquire beneficial ownership of such security within sixty days, including through the exercise of any option, warrant or conversion of a security. Any securities not outstanding which are subject to such options, warrants or conversion privileges are deemed to be outstanding for the purpose of computing the percentage of outstanding securities of the class owned by such person. Those securities are not deemed to be outstanding for the purpose of computing the percentage of the class owned by any other person.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction in past two years, nor are there any proposed transactions in which any of the founders, directors, executive officers, shareholders or any members of the immediate family of any of the foregoing had or is to have a direct or indirect material interest:

Common Shares Issued for Asset Acquisition Agreement

Date	Persons and/or Entities	Nature	Number of Shares Issued
3/25/21	Alpha Modus Corp. / William Alessi	License Agreement	78,390,770
7/14/21	Alpha Modus Corp. / William Alessi	Rescission of License Agreement	(78,390,770)

Common Shares or Warrants Issued for Compensation or Services

Since January 1, 2021 through December 31, 2023, we have issued shares of our common stock in exchange for services to the individuals and/or entities and the amounts set forth below:

Date	Persons and/or Entities	Nature	Number of Shares Issued
3/25/21	Michelle Ecsedy	Employee Services Rendered	350,000
3/25/21	Joyana K. Oh	Employee Services Rendered	300,000
3/25/21	Irving Chang	Employee Services Rendered	250,000
3/25/21	Jarvis Williams	Employee Services Rendered	200,000
3/25/21	Martin Duc Minh Dang	Employee Services Rendered	100,000
3/25/21	Ja Suk Oh	Employee Services Rendered	100,000
3/25/21	Yi Long Zhu	Employee Services Rendered	100,000
11/21/22	The Governance Box	Consulting Services Rendered	2,000,000
11/21/22	Juan Pepe Holdings LLC	Consulting Services Rendered	750,000
11/21/22	Patrick & Carran Schneider	Consulting Services Rendered	250,000
11/21/22	MavDB Consulting	Consulting Services Rendered	1,000,000
4/4/23	River Sky Partners Inc	Marketing Services Rendered	371,780

Common Shares Issued for Convertible Promissory Notes

Since January 1, 2021 through December 31, 2023, we have issued shares of our common stock in exchange for services to the individuals and/or entities and the amounts set forth below:

Date	Persons and/or Entities	Nature	Number of Shares Issued
4/15/22	Thomas Yang	Convertible Promissory Note	4,093,760
4/14/23	Sergio Garcia	Purchased Partial Interest of Yang Conv. Promissory Note	3,000,000
4/15/23	Rebeka Kolacna	Purchased Partial Interest of Yang Conv. Promissory Note	3,000,000
4/15/23	Edina Redzematovic	Purchased Partial Interest of Yang Conv. Promissory Note	3,000,000
4/15/23	Meryem Tatli	Purchased Partial Interest of Yang Conv. Promissory Note	3,000,000

Preferred Shares Issued for License and/or Settlement Agreements

Since January 1, 2021 through December 31, 2023, we have issued shares of our Series A Preferred stock in exchange to the individuals and/or entities and the amounts set forth below:

Date	Persons and/or Entities	Nature	Number of Shares Issued
2/9/22	Digital Cavalier Technology Services, Inc. (1)	Acquisition and License Agreement	3,000
9/9/22	Jiun Haw Chang (2)	Settlement Agreement	146
9/9/22	John Yoo Lee (2)	Settlement Agreement	9
9/9/22	S. Mark Spoone (3)	Settlement Agreement	285

____________

(1)	Mr. Galbraith, officer and director, is also an officer, director and control person of Digital Cavalier Technology Services Inc. Digital Cavalier Technology Services Inc. is the holder of 20,000,000 shares of YouneeqAI Technical Services, Inc., is the licensor of YouneeqAI to the Company, is an affiliate, and is under common control. Mr. Galbraith is a beneficial owner. Digital Cavalier Technology Services, Inc. converted 2,000 shares of Series A Preferred stock into the 20,000,000 shares of common stock currently held, and still holds 1,000 shares of Series A Preferred stock, convertible into an additional 10,000,000 shares of common stock

(2)	Former directors of YouneeqAI Technical Services, Inc.

(3)	Former Secretary and Director of YouneeqAI Technical Services, Inc. He was removed on October 17, 2023. Mr. Spoone converted all 285 shares of Series A Preferred stock into 2,850,000 shares of common stock currently held (in addition to 691,798 already held).

License Agreement

We have a license with Digital Cavalier Technology Services Inc., an affiliate/related party because Digital Cavalier Technology Services Inc. controls our Company via stock ownership, in which the material terms are:

a)	Twenty-five (25) months to commercialize and market the intellectual property licensed;
b)	payment of $40,000 per month, up to a total of $1,000,000 to Digital Cavalier Technology Services Inc.;
c)	five percent (5%) of gross revenue of our Company as monthly license fees;
d)	Digital Cavalier Technology Services Inc. owns all further development of the intellectual property; and
e)	if the commercialization is achieved within the 25 months, and in the event that the Company is successful in achieving the effectiveness of the S-1 Registration Statement for its common shares in which Digital Cavalier Technology Services Inc. is able to register shares for resale and/or distribution, then the License Agreement shall become non-cancellable for any reason, per the amendment dated Feb. 6, 2023.

The technology license is described above on page 5.

Exclusive Rights Agreement

The Company has entered into an Exclusive Rights Agreement (“Rights Agreement”) with RC365 Holdings PLC, granting the rights to sell, distribute and market the intellectual property of our Company in the United Kingdom, subject to the terms and conditions of the Rights Agreement. RC365 (the Grantee) shall have the right of first refusal to purchase any additional territories, at a price and terms no less favorable than any offer received by the Company from a third party in connection with any such other territory. Any such purchase of additional territories shall be subject to mutual written agreement between the parties, except as expressly permitted in the Rights Agreement. RC365’s rights and obligations under the Rights Agreement are non-sublicensable. Under the Rights Agreement, we are sublicensing Digital Cavalier’s intellectual property and not our own.

We shall receive 1% of any and all gross revenue (excluding VAT any other like taxes required to be deducted in any part of the Territory) generated and received by the Grantee from the use of our Platform, by the Grantee and any Customers. The term of the Rights Agreement is 10 years, with automatic renewals, assuming compliance with the terms of the Agreement, of subsequent 5-year terms.

As consideration of the granting of the rights, RC365 issued to our Company a total of 3,000,000 ordinary shares, with an additional 3,000,000 shares to be delivered on or before October 1, 2024 per amendment.

Share Purchase Agreement

We entered into a Share Purchase Agreement with FNB Enterprises, LTD to sell up to 3,000,000 shares of RC365 Holdings at 20 pence Sterling per share (approximately $0.17 per share) and provided an option to FNB to purchase an additional 3,000,000 shares when issued by RC 365 Holdings PLC. We amended this Agreement to a price of 10 pence (approximately $0.11 USD) per share and extended the performance deadline for the initial purchase of 3,000,000 shares to June 30, 2024 for $348,000 USD (subject to foreign exchange discounts). In March 2024, FNB Enterprises, LTD made a partial payment of $117,760 per the Share Purchase Agreement for the purchase of up to 3,000,000 shares with the balance due no later than June 30, 2024. FNB Enterprises has a right to purchase RC365 common shares in increments, though the purchase is never to exceed 3% of the total issued and outstanding common shares of RC365 Holdings. There are no related party interests of either RC365 Holdings or FNB Enterprises. RC365 common shares are traded on the London Stock Exchange Main Market under the trading symbol "RCGH.LN."

The purchaser is not obligated to purchase the additional 3,000,000 shares. The Share Purchase Agreement is valid until and terminates June 30, 2024. It is a legally binding obligation of the Company. The price has been adjusted to a fixed price of 10 pence (approximately $0.11 USD) per share regardless of price fluctuations in the market. There is no assurance this payment will be made on time or at all.

We believe that if this payment is received it will enable our operations for approximately 90 days under slightly reduced operating budget.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

We incurred approximately $75,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2023. We incurred approximately $172,000 in audit fees to our principal independent accountants for professional services rendered in connection with the audit of financial statements for the fiscal year ended December 31, 2022.

During the fiscal years ended December 31, 2023 and 2022, we incurred $0 and $26,487, respectively, in other fees for professional services rendered by our principal independent accountants for all other non-audit services which may include, but not limited to, tax related services, actuarial services or valuation services.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following exhibits are incorporated into this Form 10-K Annual Report:

EXHIBITS INDEX

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit	Filing Date/Period End Date
2.1	Articles of Merger – 9.2.10	S-1/A	2.1	2/8/24
2.2	Articles of Merger – 1.15.19	S-1/A	2.2	2/8/24
3(i).1	Articles of Incorporation – 11.28.07	S-1	3.3	5/10/23
3(i).2	Certificate of Amendment – 4.9.13	S-1	3.4	5/10/23
3(i).3	Certificate of Reinstatement and Amendment – 3.13.17	S-1	3.5	5/10/23
3(i).4	Certificate of Amendment – 9.13.22	S-1	3.6	5/10/23
3(i).5	Certificate of Amendment – 1.12.23	S-1/A	3.7	2/8/24
3(ii).6	Bylaws	S-1	3.8	5/10/23
3(ii).7	Amended Bylaws	S-1/A	3.9	10/10/23
3(ii).8	Amended Bylaws	S-1/A	3.10	12/22/23
4.1	Certificate of Designation – 8.25.22	S-1/A	3.11	2/8/24
4.2	2024 Equity Incentive Plan	8-K	10.2	3/15/24
10.1	License Agreement with Digital Cavalier Technology Services, Inc. – 2.9.22	S-1	3.12	5/10/23
10.2	License Agreement Amendment – 5.4.22	S-1	3.13	5/10/23
10.3	License Agreement Amendment – 2.6.23	S-1/A	3.14	12/22/23
10.4	Exclusive Rights Agreement	S-1/A	3.15	12/22/23
10.5	Share Purchase Agreement	S-1/A	3.16	10/10/23
10.6	License Agreement Amendment – 8.30.23	S-1/A	3.17	12/22/23
10.7	Share Purchase Agreement Amendment	S-1/A	3.18	12/22/23
10.8	Amendment to Exclusive Rights Agreement	8-K	10.1	3/15/24
10.9	General Service Agreement – Murray Galbraith, CEO	8-K	10.1	4/1/24
10.10	General Service Agreement – Calderan Ventures Ltd (James D. Romano, Director)	8-K	10.2	4/1/24
10.11	Share Purchase Agreement Amendment – 3.13.24			*
21	List of Subsidiaries			*
31.1	Section 302 Certification of Principal Executive Officer			*
31.2	Section 302 Certification of Principal Financial/Accounting Officer			*
32.1	Section 906 Certification of Principal Executive Officer			*
32.2	Section 906 Certification of Principal Financial/Accounting Officer			*

 *Filed Herewith

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

YOUNEEQAI TECHNICAL SERVICES, INC.

/s/ Murray Galbraith	April 9, 2024
Murray Galbraith
(Chief Executive Officer and Principal Executive Officer)

/s/ Murray Galbraith	April 9, 2024
Murray Galbraith
(Acting Chief Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Murray Galbraith	April 9, 2024
Murray Galbraith, CEO, Acting CFO and Director

/s/ James D. Romano	April 9, 2024
James D. Romano, Director